Form 10QSB
period 1995-06-30
UNITED INVESTORS GROWTH PROPERTIES
filed 1995-08-11
CIK 831663

             FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly or Transitional Report

                     (As last amended by 34-32231, eff. 6/3/93.)

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                     Form 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1995


      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES
            EXCHANGE ACT

                    For the transition period.........to.........

                           Commission file number 0-17645


                         UNITED INVESTORS GROWTH PROPERTIES
          (Exact name of small business issuer as specified in its charter)


               Missouri                                           43-1483928
      (State or other jurisdiction of                           (IRS Employer
      incorporation or organization)                         Identification No.)

      One Insignia Financial Plaza, P.O. Box 1089
         Greenville, South Carolina                                   29602
      (Address of principal executive offices)                      (Zip Code)


                      Issuer's telephone number (803) 239-1000



      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

      a)                 UNITED INVESTORS GROWTH PROPERTIES

                             CONSOLIDATED BALANCE SHEET
                                     (Unaudited)

                                    June 30, 1995


       Assets

            Cash:
               Unrestricted                                          $   249,380

               Restricted-tenant security deposits                        95,620

            Accounts receivable, net of allowance of $45,708              81,088

            Escrows for taxes and insurance                              111,131
            Restricted escrow                                            114,176

            Other assets                                                 271,490

            Investment properties:

               Land                                   $ 2,572,105
               Buildings and related personal
                 property                              18,980,710

                                                       21,552,815

               Less accumulated depreciation           (4,219,102)    17,333,713

                                                                     $18,256,598
       Liabilities and Partners' Capital (Deficit)

       Liabilities

            Accounts payable                                         $   103,299

            Tenant security deposits                                      96,158
            Accrued taxes                                                 93,385

            Other liabilities                                            155,066

            Mortgage notes payable                                    16,960,476


       Minority interest                                                  10,657
       Partners' Capital (Deficit)

            General partner                           $   (75,992)

            Limited partners (39,297 units issued
             and outstanding)                             913,549        837,557
                                                                     $18,256,598

             See Accompanying Notes to Consolidated Financial Statements

      b)                 UNITED INVESTORS GROWTH PROPERTIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                       Three Months Ended             Six Months Ended
                                             June 30,                     June 30,
                                          1995         1994            1995          1994
       Revenues:

         Rental income               $  882,557     $  859,677     $1,764,410     $1,676,803
         Other income                    36,312         31,363         73,425         73,698

            Total revenues              918,869        891,040      1,837,835      1,750,501

       Expenses:

         Operating                      263,804        248,660        494,381        454,284
         General and administrative      18,773         20,267         35,495         33,784

         Property management fees        47,881         47,311         97,189         93,098

         Maintenance                     87,390         66,625        148,633        148,372

         Depreciation                   175,257        183,032        348,799        365,326
         Amortization                     5,406          4,207          9,692          8,215

         Interest                       416,781        418,860        818,133        809,561

         Property taxes                 102,111         84,678        202,859        185,668

         Tenant reimbursements          (38,168)       (44,780)       (77,024)       (72,774)
            Total expenses            1,079,235      1,028,860      2,078,157      2,025,534

       Minority interest in net
         loss of joint venture           13,842         16,030         27,403         33,877

         Net loss                    $ (146,524)    $ (121,790)    $ (212,919)    $ (241,156)

       Net loss allocated to
         general partner (1%)        $   (1,465)    $   (1,218)    $   (2,129)    $   (2,412)
       Net loss allocated to
         limited partners (99%)        (145,059)      (120,572)      (210,790)      (238,744)

                                     $ (146,524)    $ (121,790)    $ (212,919)    $ (241,156)

       Net loss per limited
         partnership unit            $    (3.69)    $    (3.07)    $    (5.36)    $    (6.08)


             See Accompanying Notes to Consolidated Financial Statements

      c)                 UNITED INVESTORS GROWTH PROPERTIES

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)






                                          Limited
                                        Partnership   General      Limited
                                           Units     Partners      Partners          Total

       Original capital contributions       39,297    $   100     $9,824,250     $9,824,350

       Partners' capital (deficit) at
          December 31, 1994                 39,297   $(73,863)    $1,124,339     $1,050,476
       Net loss for the six months
          ended June 30, 1995                   --     (2,129)      (210,790)      (212,919)

       Partners' capital (deficit)
          at June 30, 1995                  39,297   $(75,992)    $  913,549     $  837,557



             See Accompanying Notes to Consolidated Financial Statements
                                          4

      d)                 UNITED INVESTORS GROWTH PROPERTIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                              Six Months Ended
                                                                  June 30,

                                                             1995             1994
       Cash flows from operating activities:

          Net loss                                         $(212,919)      $(241,156)
          Adjustments to reconcile net loss to net
             cash provided by operating activities:

             Minority interest in net loss of
              joint venture                                  (27,403)        (33,877)

             Depreciation                                    348,799         365,326

             Amortization of loan costs, lease
              commissions, loan premium and intangible
              assets                                          61,493          25,119
             Change in accounts:

              Restricted cash                                 (8,465)         (8,004)

               Accounts receivable                           (38,461)          9,810

               Escrows for taxes and insurance                   228          34,248
               Other assets                                  (14,581)        (30,546)

               Accounts payable                               12,535         (77,202)

              Tenant security deposit liabilities              8,234           8,004

               Accrued property taxes                          4,216          28,285
               Other liabilities                               2,362          34,879

                  Net cash provided by operating
                      activities                             136,038         114,886

       Cash flows from investing activities:

          Property improvements and replacements             (39,862)        (22,462)
          Deposits to restricted escrows                     (11,101)        (29,112)

          Receipts from restricted escrow                         --           6,891


                  Net cash used in
                      investing activities                   (50,963)        (44,683)


             See Accompanying Notes to Consolidated Financial Statements

                         UNITED INVESTORS GROWTH PROPERTIES

                                     (Unaudited)

                                                            Six Months Ended
                                                                 June 30,

                                                             1995            1994
       Cash flows from financing activities:

          Distributions from minority interest            $   8,000      $   16,480
          Payments on mortgage notes payable                (90,792)        (60,148)

             Net cash used in financing
                  activities                                (82,792)        (43,668)

       Net increase in cash                                   2,283          26,535

       Cash at beginning of period                          247,097         399,119
       Cash at end of period                              $ 249,380      $  425,654

       Supplemental disclosure of cash
          flow information:

          Cash paid for interest                          $ 767,126      $  788,684


             See Accompanying Notes to Consolidated Financial Statements
                                          6

      e)                 UNITED INVESTORS GROWTH PROPERTIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


      Note A - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

         Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.


      Note B - Basis of Accounting

         The financial statements include the Partnership's operating divisions, Terrace Royale Apartments, Deerfield Apartments, and Greystone South Plaza Center. During the second quarter of 1994, Cheyenne Woods Apartments was restructured into a lower tier partnership, known as Cheyenne Woods United Investors, L.P. ("Cheyenne"), in which United Investors Growth Properties is the 99.99% limited partner. Although legal ownership of the asset was transferred to a new entity, United Investors Growth Properties retained substantially all economic benefits from the property. The Partnership consolidates its interest in Cheyenne (whereby all accounts of Cheyenne are included in the consolidated financial statements of the Partnership). In addition, the Partnership owns a 60% interest in Renaissance Village Associates ("Renaissance"). The Partnership consolidates its interest in Renaissance (whereby all accounts of the joint venture are included in the Partnership's financial statements with intercompany accounts being eliminated). The minority partner's share of the joint venture's net assets are reflected as minority interest in the balance sheet of the Partnership. Earnings and losses attributable to the minority partner's ownership of the joint venture are reflected as a reduction or addition to net income of the Partnership.

      Note C - Repurchase of Units

         The partnership agreement for the Partnership contains a provision which states that the General Partner shall purchase up to 10% of the limited partnership Units outstanding at the fifth anniversary date of the last Additional Closing Date. Any Limited Partner desiring to sell all or any of his Units to the General Partner must submit a written request to the General Partner beginning 30 days prior to the fifth anniversary date. The General Partner has accepted repurchase notices representing 10% of the limited partnership Units at June 30, 1995, and is in the process of effecting the transfer of Units.

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


         The Partnership's investment properties consist of four apartment complexes and a retail center. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1995 and 1994:



                                                          Average
                                                         Occupancy
                                                         1995        1994

       Terrace Royale Apartments
          Bothell, Washington                            93%          94%

       Cheyenne Woods Apartments
          North Las Vegas, Nevada                        97%          93%

       Greystone South Plaza Center
          Lenexa, Kansas                                 82%          78%
       Deerfield Apartments
          Memphis, Tennessee                             98%          96%

       Renaissance Village Apartments
          Seattle, Washington                            89%          86%

         The General Partner attributes the increase in occupancy at Cheyenne Woods to the relocation of several tenants from a competing property during the fourth quarter of 1994. Occupancy has increased at Greystone South as a result of three tenants moving in that occupy approximately 7,300 square feet. One tenant occupying 1,370 square feet was terminated in December 1994 due to delinquent rental payments. Renaissance Village experienced an increase in occupancy due to marketing efforts made at the property. During 1995, a road widening project is anticipated to occur in front of Terrace Royale. This construction could possibly cause occupancy to further decrease in 1995, but it is anticipated that this decrease would be short-term.

         The Partnership incurred a net loss of $212,919 for the six months ended June 30, 1995, of which $146,524 was a loss for the second quarter. The corresponding net loss for 1994 was $241,156 and $121,790, respectively. The decrease in the net loss for the six months ended June 30, 1995, was primarily due to an increase in rental revenues as a result of occupancy increases at four of the Partnership's properties as noted above. Also contributing to the decreased net loss was an increase in tenant reimbursements. Tenant reimbursements increased as a result of occupancy increasing at Greystone and a corresponding increase in reimbursable expenses in 1995. Partially offsetting these increased revenues was an increase in operating expenses at Cheyenne Woods, Renaissance and Greystone due primarily to increased utility expense from the increased occupancy at these properties in 1995. An increase in administrative salaries also contributed to the increase in operating expenses.

         As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

         At June 30, 1995, the Partnership had unrestricted cash of $249,380 versus $247,097 at December 31, 1994. Net cash provided by operating activities increased primarily as a result of the rental revenue increases discussed above. Net cash used in investing activities increased primarily as a result of increased capital expenditures in 1995. Net cash used in financing activities increased due to larger mortgage payments on the Deerfield Apartments note payable as a result of the loan extension entered into in November 1994.

         The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $16,960,476 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. No cash distributions were made in 1994 or during the first six months of 1995.

                           PART II - OTHER INFORMATION



      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


              a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

              b)  Reports on Form 8-K:

                  None filed during the quarter ended June 30, 1995.

                                     SIGNATURES


            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               UNITED INVESTORS GROWTH PROPERTIES
                               (A Missouri Limited Partnership)

                               By:   United Investors Real Estate, Inc., a
                                     Delaware corporation, its General Partner




                               By:   /s/Carroll D. Vinson
                                     Carroll D. Vinson
                                     President

                               By:   /s/Robert D. Long, Jr.

                                     Controller and Principal
                                     Accounting Officer


                                    Date: August 10, 1995