Form 10KSB/A
period 1994-12-31
UNITED INVESTORS GROWTH PROPERTIES
filed 1995-10-06
CIK 831663

FORM 10-KSB/A--Annual or Transitional Report
                 (Added by 34-30968, eff. 8/13/92, as amended.)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended December 31, 1994
                                       or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the transition period.........to.........

                         Commission file number 0-17645

                       UNITED INVESTORS GROWTH PROPERTIES
                 (Name of small business issuer in its charter)

       Missouri                                                43-1483928
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
    Greenville, South Carolina                                    29602
(Address of principal executive offices)                        (Zip Code)

                    Issuer's telephone number (803) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $3,509,336

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1994. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated June 13, 1988 (included in Registration Statement, No. 33-21114, of Registrant) are incorporated by reference into Parts I and III.







                                     PART II


Item 5.  Market for Partnership Equity and Related Partner Matters

      As of December 31, 1994, the number of holders of record of Limited Partnership Units was 1,180. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

      No distributions were made in 1994. A distribution of cash generated from operations of $25,007 was made in the first quarter of 1993. Cash from operations is defined in the Partnership's limited partnership agreement as cash revenues of the Partnership for such fiscal year which, in the determination of the General Partner, are not needed for the Partnership's business activities including repayment of loans and cash reserves. Cash from operations is not an amount calculated in accordance with generally accepted accounting principles and it is not an alternative to operating income as a measure of performance or to cash flows from operating activities as a measure of liquidity or representative of cash available to fund all cash flow needs. Future distributions will depend on the levels of cash generated from operations and the availability of cash reserves. (Reference is made to Item 6 for further distribution information).

Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

       The Partnership's net loss as shown in the financial statements for the year ended December 31, 1994 was $1,531,995 versus $3,730,283 for the year ended December 31, 1993. The net losses of the Partnership included a loss from property operations of $751,567 in 1994 versus $758,768 in 1993. The decrease in the net loss was primarily due to a greater provision for value impairment being required on the Greystone property in 1993 as compared to Renaissance Village in 1994. In 1993, the Greystone commercial property's carrying value was written down $2,956,000. In 1994, Renaissance Village Apartments carrying value was written down $1,362,212. The Partnership performs a valuation analysis of each property periodically. This analysis is performed to determine the estimated fair value of the properties and is determined using net operating income of the property capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, physical condition of the property and other factors to assess whether any permanent impairment in value has occurred. Due to the nature of the calculation being based primarily on net operating income, the calculation lends itself to be an annual estimate. In evaluating the net operating income of each property after a fully operating cycle, the Partnership is able to more accurately estimate the fair value of the individual properties. During interim periods, the Partnership reviews property operations specifically to assess whether any events (such as major tenant move outs, structural problems, or market events) have transpired which would cause the Partnership to conclude that a permanent impairment in value has occurred. The write-downs recorded by the Partnership in 1993 and 1994 are not expected to have a long-term impact on the liquidity of the Partnership. As a result of the write-down of Renaissance Village, minority interest in net loss of the joint venture increased in 1994.

       Also contributing to the decrease in the Partnership's net loss from 1993 to 1994 was a decrease in advertising and rental incentive expenses, depreciation expense, and general and administrative expenses. Advertising and rental incentives decreased for the twelve months ended December 31, 1994 primarily as a result of a decrease in concessions necessary at Cheyenne in 1994 due to increasing occupancy levels. Depreciation expense was reduced in 1994 due to the write-down of Greystone at the end of 1993. General and administrative expenses were higher in 1993 due to a payment of a mortgage transfer fee assessed by the mortgage company holding the Terrace Royale mortgage note. The fee was based on 1% of the mortgage balance and totalled $27,530. Also contributing to the decrease in general and administrative expenses was a decrease in appraisal and professional fees in 1994. Partially offsetting these decreases in expenses was an increase in all properties' insurance expense due to increased premiums effective May 1, 1994. Other income for the twelve months ended December 31, 1994 increased compared to the corresponding period in 1993 due to increased fees received from tenants, including late charges, pet fees, lease cancellation fees, application fees, and cleaning and damage charges in 1994.

     The General Partner continues to monitor the rental market environment in each location of its properties to assess the feasibility of increasing rents and maintaining or increasing occupancy levels to protect the Partnership from increases in expense. The General Partner expects to be able, at a minimum, to continue protecting the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, rental concessions and rental reductions needed to offset softening market conditions could affect the ability to sustain this plan.

Liquidity and Capital Resources

       At December 31, 1994, the Partnership had unrestricted cash of $247,097 versus $399,119 at December 31, 1993. Net cash provided by operating activities increased as a result of the decrease in loss from property operations and the decrease in general and administrative expenses as discussed above. Net cash used in investing activities decreased as a result of fewer capital expenditures in 1994. Net cash used in financing activities decreased slightly due to an increase in distributions from the minority interest of Renaissance Village and the decrease in partners' distributions in 1994. Included in financing activities in 1994 were loan costs paid to extend the maturity date of Deerfield's mortgage note payable to November 1, 1999.

       The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets as well as future maturing mortgage obligations and related refinancing expenses. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage loans on each of the properties mature at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. No distributions were made in 1994. During 1993, the Partnership made a distribution of $25,007. This distribution was from property cash flow and investment income. The General Partner does not anticipate making any cash distributions in 1995.



Item 7.  Financial Statements


UNITED INVESTORS GROWTH PROPERTIES

LIST OF FINANCIAL STATEMENTS




           Independent Auditors' Report

           Consolidated Balance Sheet December 31, 1994

           Consolidated Statements of Operations Years ended December 31, 1994 and 1993

           Consolidated Statements of Changes in Partners Capital (Deficit) Years ended December 31, 1994 and 1993

           Consolidated Statements of Cash Flows Years ended December 31, 1994 and 1993

           Notes to Consolidated Financial Statements



INDEPENDENT AUDITORS' REPORT

The Partners
United Investors Growth Properties
(A Missouri Limited Partnership)

We have audited the accompanying consolidated balance sheet of United Investors Growth Properties (A Missouri Limited Partnership) ("the Partnership") as of December 31, 1994, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1994, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP



Greenville, South Carolina
February 17, 1995


                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1994
 Assets

   Cash:
      Unrestricted                                                   $   247,097

      Restricted-tenant security deposits                                 87,155
                                                                         334,252
   Accounts receivable, net of allowance
      of $29,574                                                          42,627
   Escrows for taxes and insurance                                       111,359

   Restricted escrows                                                    103,075
   Other assets                                                          282,661
   Investment properties (Notes A, C and H):

      Land                                            $ 2,572,105
      Buildings and related personal property          18,940,848
                                                       21,512,953

      Less accumulated depreciation                    (3,870,303)    17,642,650
                                                                     $18,516,624

 Liabilities and Partners' Capital

 Liabilities
   Accounts payable                                                  $    90,764
   Tenant security deposits                                               87,924

   Accrued taxes                                                          89,169
   Other liabilities                                                     152,704
   Mortgage notes payable (Note C)                                    17,015,527

 Minority Interest (Note B)                                               30,060
 Partners' Capital (Note D)

   General partner (deficit)                          $   (73,863)
   Limited partners (39,297 units issued
      and outstanding)                                  1,124,339      1,050,476
                                                                     $18,516,624




           See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Years Ended December 31,

                                                          1994            1993
 Revenues:

    Rental income                                     $ 3,380,858     $ 3,367,442

    Other income                                          140,745         129,225

          Total revenues                                3,521,603       3,496,667

 Expenses:

    Operating                                             717,587         697,270

    General and administrative expenses                    67,236         111,307

    Administrative                                         71,285          69,059

    Property management fees                              187,351         181,082

       Advertising and rental incentives                   87,117         154,107

       Maintenance                                        387,343         351,569

       Depreciation                                       734,672         792,753

       Amortization                                        18,737          16,580

       Interest                                         1,710,239       1,645,634

       Property taxes                                     388,209         382,145

       Insurance                                           90,352          72,194

       Provision for value impairment (Note H)          1,362,212       2,956,000

       Tenant reimbursements                             (131,989)       (121,225)

                   Total expenses                       5,690,351       7,308,475

 Minority interest in net loss of joint
       venture (Note B)                                   636,753          81,525

       Net loss (Note G)                              $(1,531,995)    $(3,730,283)

 Net loss allocated to general partner (1%)           $   (15,320)    $   (37,303)

 Net loss allocated to limited partners (99%)          (1,516,675)     (3,692,980)

                                                      $(1,531,995)    $(3,730,283)
 Net loss per limited partnership unit                $    (38.60)    $    (93.98)


           See Accompanying Notes to Consolidated Financial Statements


                     UNITED INVESTORS GROWTH PROPERTIES

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners     Partners         Total


 Original capital contributions      39,297     $    100   $ 9,824,250     $ 9,824,350

 Partners' (deficit) capital at
       December 31, 1992             39,297     $(20,990)  $ 6,358,751     $ 6,337,761

 Partners' distributions                 --         (250)      (24,757)        (25,007)

 Net income for the year ended
       December 31, 1993                 --      (37,303)   (3,692,980)     (3,730,283)

 Partners' (deficit) capital at
       December 31, 1993             39,297      (58,543)    2,641,014       2,582,471

 Net loss for the year ended
       December 31, 1994                 --      (15,320)   (1,516,675)     (1,531,995)

 Partners' (deficit) capital at
       December 31, 1994             39,297     $(73,863)  $ 1,124,339     $ 1,050,476




           See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Years Ended December 31,
                                                        1994            1993
 Cash flows from operating activities:

    Net loss                                        $(1,531,995)    $(3,730,283)

    Adjustments to reconcile net loss to net cash provided by (used in) by operating activities:

       Minority interest in net loss of joint
        venture                                        (636,753)        (81,525)

       Depreciation                                     734,672         792,753

       Amortization of loan costs, lease
        commissions, loan premium and intangible
        assets                                          167,523         114,441

       Provision for value impairment                 1,362,212       2,956,000

       Change in accounts:

        Restricted cash                                  (9,548)        (56,120)

        Accounts receivable                              24,501          13,434

        Escrows for taxes and insurance                  38,718         (66,595)

        Other assets                                    (21,146)        (69,787)

        Accounts payable                                (71,855)        122,394

        Tenant security deposit liabilities              10,317           8,368

        Accrued property taxes                             (876)         (9,630)

        Other liabilities                                (5,081)        (27,566)

            Net cash provided by (used in)
                operating activities                     60,689         (34,116)

 Cash flows from investing activities:

    Property improvements and replacements              (62,478)       (165,935)

    Deposits to restricted escrows                      (40,550)        (54,416)

    Receipts from restricted escrow                       6,891          15,236

            Net cash used in investing
                activities                              (96,137)       (205,115)

           See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                        1994             1993
 Cash flows from financing activities:

    Net distributions from minority interest        $    46,850     $    10,576

    Payments on mortgage notes payable                 (127,485)       (108,243)

    Loan extension costs paid                           (35,939)             --

    Partners' distributions                                  --         (25,007)

       Net cash used in financing activities           (116,574)       (122,674)

 Net decrease in cash                                  (152,022)       (361,905)

 Cash at beginning of year                              399,119         761,024

 Cash at end of year                                $   247,097     $   399,119

 Supplemental disclosure of cash flow
    information:

    Cash paid for interest                          $ 1,576,556     $ 1,554,560

           See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                   Notes to Consolidated Financial Statements

                                December 31, 1994



Note A - Organization and Significant Accounting Policies

Organization: United Investors Growth Properties (the "Partnership" or "Registrant"), a Missouri Limited Partnership, was organized in July 1988 and the initial group of limited partners was admitted on October 24, 1988. Additional partners were admitted through June 1990.

The Partnership was formed to acquire and operate certain types of income-producing real estate. United Investors Real Estate, Inc. (the "General Partner") is the general partner. Effective December 31, 1992, 100% of the General Partner's common stock was purchased by MAE GP Corporation, an affiliate of Insignia Financial Group, Inc.

Basis of accounting: The accompanying financial statements of the Partnership are prepared on the accrual basis and, therefore, revenue is recorded as earned and costs and expenses are recorded as incurred.

Cash:

Unrestricted - Unrestricted cash includes cash on hand and in banks and money market funds.

Restricted cash - tenant security deposits - The Partnership requires security deposits from lessees for the duration of the lease and such deposits are considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Income taxes: For income tax purposes, the Partnership reports revenue and costs and expenses on the accrual method. No income tax provisions have been shown in the accompanying statements of operations since the partners are taxed individually.

Investment properties: Investment properties are stated at the lower of the cost or estimated fair value (if impaired) of the property less accumulated depreciation. The Partnership performs a valuation analysis of its property periodically. This analysis is performed to determine the estimated fair value of the property. Estimated fair value is determined using net operating income of the property capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, physical condition of the property, and other factors to assess whether any permanent impairment in value has occurred.

Depreciation is computed using straight-line methods over estimated useful lives of fifteen to forty years for buildings and improvements and five to twelve years for furniture and fixtures. Commercial tenant improvements are depreciated over the term of the lease.


Note A - Organization and Significant Accounting Policies (continued)

Principles of consolidation: The Partnership reflects its interest in Renaissance utilizing full consolidation whereby all of the accounts of the joint ventures are included in the Partnership's financial statements (intercompany accounts are eliminated). The minority partners' share of the joint ventures' assets and liabilities are reflected as a liability in the balance sheet of the Partnership. Earnings and losses attributable to the minority partners' ownership of the joint ventures are reflected as a reduction or addition to income in the statement of operations.

During the second quarter of 1994, Cheyenne Woods Apartments was restructured into a lower tier partnership, known as Cheyenne Woods United Investors, L.P. ("Cheyenne"), in which the Partnership is the 99.99% limited partner. Although legal ownership of the asset was transferred to a new entity, the Partnership retained substantially all economic benefits from the property and the General Partner of the new entity is owned by the Partnership and by the General Partner of the Partnership. The Partnership reflects its interest in Cheyenne utilizing full consolidation whereby all of the accounts of Cheyenne are included in the consolidated financial statements of the Partnership (intercompany accounts are eliminated). The minority interest is not material.

Other assets: Included in other assets are loan costs, deferred rental collections, and leasing commissions which are amortized over the terms of the related notes and leases, respectively.

Reclassifications: Certain reclassifications have been made to the 1993 information to conform to the 1994 presentation.


Note B - Investment In Joint Venture

The Partnership owns a 60% interest in Renaissance, a joint venture with United Investors Growth Properties II, an affiliated partnership in which the General Partner is also the sole General Partner. The joint venture owns a 124 unit apartment complex located in Seattle, Washington. All the accounts of Renaissance are consolidated with the Partnership.


Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                         Principal     Monthly                         Principal
                         Balance At    Payment     Stated               Balance
                        December 31,  Including   Interest  Maturity    Due At
 Property                   1994      Interest      Rate      Date     Maturity


 Terrace Royale Apts.   $ 2,671,464   $23,739      8.50%    11/98     $ 2,417,265

 Cheyenne Woods Apts.     3,857,429    35,386     10.50%    05/99       3,750,417

 Greystone Stone
  Plaza Center            3,605,000    18,025       6.0%    12/99       3,605,000

 Deerfield Apts.          2,872,089    27,860      9.15%    11/99       2,439,317

 Renaissance Village
   Apartments             3,894,284    34,971      10.0%    05/01       3,628,612

      Total              16,900,266                                   $15,840,611

   Deferred interest        115,261

                        $17,015,527

The mortgage notes payable are nonrecourse and are secured by a pledge of the respective property and by a pledge of revenues from operation of the respective properties. The mortgage loans collateralized by the Terrace Royale Apartments, Cheyenne Woods Apartments and Renaissance Village Apartments each contain clauses providing for prepayment penalties of approximately 1% of the outstanding loan balance, and additional variable prepayment penalties depending on interest rates in effect at the time of prepayment.

The mortgage loan collateralized by Greystone South Plaza Center requires monthly installments of interest only to maturity and quarterly contingent interest payments are to be made equal to 50% of the net cash flow from operations of Greystone South Plaza Center. Contingent interest payments of $40,794 were required in 1994. No contingent interest payments were required in 1993. The interest rate increases to 7% during 1995, 8% during 1996 and 9% thereafter. As a result of the interest rate increase, the monthly payment will increase to $21,029 in 1995. Interest on the mortgage is computed using the effective interest method at an imputed rate of 6.8%. The related deferred interest is included in the mortgage notes payable balance.


Note C - Mortgage Notes Payable (continued)

The mortgage loan collateralized by Deerfield Apartments was scheduled to mature on November 1, 1994. The General Partner has successfully obtained a five year loan extension from the current lender at a new interest rate of 9.15%. Loan costs of $35,939 were paid relating to the extension of the Deerfield loan.

Scheduled maturities of principal are as follows:

    Years Ending December 31,
              1995                         $   181,732

              1996                             204,491

              1997                             224,211

              1998                           2,649,828

              1999                           9,940,773

        Thereafter                           3,699,231

                                           $16,900,266


Note D - Partners' Capital

Allocations of profits and losses - In accordance with the partnership agreement, all profits and losses are to be allocated 1% to the General Partner and 99% to the limited partners.

Distributions - The partnership allocates distributions 1% to the General Partner and 99% to the limited partners.

Repurchase of Units - The partnership agreement for the Partnership contains a provision which states that the General Partner shall purchase up to 10% of the limited partnership Units outstanding at the fifth anniversary date of the last Additional Closing Date. Any Limited Partner desiring to sell all or any of his Units to the General Partner must submit a written request to the General Partner beginning 30 days prior to the fifth anniversary date. The General Partner will begin accepting Repurchase Notices on May 23, 1995.


Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Note E - Transactions with Affiliated Parties (continued)

The following payments were made to affiliates of Insignia Financial Group, Inc. in 1994 and 1993:
                                               1994           1993

   Property management fees                   $187,351      $181,082

   Reimbursement for services of
          affiliates                            20,000        20,000


The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.


Note F - Operating Leases

Tenants of Greystone South Plaza Center are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. A portion of the real estate taxes, insurance, and common area maintenance expenses are paid directly by the Partnership. The Partnership is then reimbursed by the tenants for their proportionate share. The expenses paid by the Partnership are included on the Statements of Operations as property taxes, insurance, and operating expenses. The portion which is reimbursable from the tenants has been classified as tenant reimbursements in the Statements of Operations.

The future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1994 are as follows:

    Years Ending December 31,

              1995                            $328,339

              1996                             268,369

              1997                             152,232

              1998                              64,444

              1999                              26,067

        Thereafter                              15,000

                                              $854,451


Note G - Partner Tax Information

The following is a reconciliation between net loss as reported in the consolidated financial statements and federal taxable loss allocated to the partners in the Partnership's information return for the years ended December 31, 1994 and 1993:

                                                1994          1993

   Net loss as reported                     $(1,531,995)  $(3,730,283)

   Add (deduct):

          Deferred revenue and other
              liabilities                      (530,914)        9,070

          Depreciation differences             (112,394)      (10,380)

          Deferred charges                      115,261        34,103

          Accrued expenses                      (10,000)       10,000

          Provision for value impairment      1,362,212     2,956,000

          Nondeductible reserves and
              allowances                          1,154       (37,008)

        Federal taxable loss               $   (706,676)   $ (768,498)

        Federal taxable loss per limited
          partnership unit                 $     (17.80)   $   (19.36)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 1994:



      Net assets as reported                         $1,050,476

      Differences in basis of assets
        liabilities:

         Investment properties at cost                4,558,058

         Accumulated depreciation                      (184,685)
         Other assets and liabilities                  (310,868)

         Syndication costs                            1,362,403

     Net assets - tax basis                          $6,475,384



Note H - Investment Properties and Accumulated Depreciation

                                               Initial Cost

                                              To Partnership


                                                                             Cost
                                                            Buildings     Capitalized
                                                           and Related  (Written Down)
                                                             Personal    Subsequent to
 Description                    Encumbrances      Land       Property     Acquisition


 Cheyenne Woods Apartments
  North Las Vegas, Nevada;
  a 160 unit apartment
  complex                       $ 3,857,429   $  586,939   $ 4,979,715  $   397,028

 Deerfield Apartments
  Memphis, Tennessee;
  a 136 unit apartment
  complex                         2,872,089      240,475     3,891,160      320,801

 Greystone South Plaza Center
  Lenexa, Kansas;
  a 55,332 square foot retail
  and medical center              3,605,000    1,287,000     3,449,282      309,278
                                                                         (2,956,000)
 Terrace Royal Apartments
  Bothell, Washington;
  a 80 unit apartment complex     2,671,464      653,138     3,495,903      240,104

 Renaissance Village
  Apartments
  Seattle, Washington;                                                      272,766
  a 124 unit apartment complex    3,894,284      775,000     4,932,576   (1,362,212)

   Totals                       $16,900,266   $3,542,552   $20,748,636  $(2,778,235)




Note H - Investment Properties and Accumulated Depreciation (continued)

                                 Gross Amount At Which Carried
                                      At December 31, 1994
   Description                  Land        Property    Total     DepreciationConstruction   Acquired Life-Years

Cheyenne Woods Apts.

   North Las Vegas, Nevada    $  586,939 $ 5,376,743   $5,963,682   $1,073,514       1988    04/18/89      5-40

Deerfield Apts

   Memphis, Tennessee            240,475   4,211,961    4,452,436      682,681       1986    10/24/90      5-40

Greystone South Plaza Center

   Lenexa, Kansas                498,635   1,590,925    2,089,560      489,864        1985   11/27/89      5-40

Terrace Royale Apts

   Bothell, Washington           653,138   3,736,007    4,389,145      906,114    1987-1988  11/01/88      5-40

Renaissance Village Apts

   Seattle, Washington           592,918   4,025,212    4,618,130    4,618,130         1990  04/11/91      5-40

      Totals                 $2,571,105  $18,940,848  $21,512,953  $ 3,870,303


In arriving at estimates of fair value for real estate assets, numerous factors are considered, including market evaluations of the assets. The primary factor in determining the estimated fair value of the properties is the net operating income of each property capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, physical condition of the property and other factors to assess whether any permanent impairment in value has occurred. During interim periods, the Partnership reviews property operations specifically to assess whether any events (such as major tenant move outs, structural problems, or market events) have transpired which would cause the Partnership to conclude that a permanent impairment in value has occurred. Adjustments to these estimates may be necessary in the event that future economic conditions, including occupancy and leasing rates, operating costs, interest rates, the terms and availability of financing and other relevant factors vary significantly from those assumed in these estimates. Due to continuing poor occupancy levels existing at Renaissance Village, in spite of the Partnership's efforts to increase occupancy by offering rental concessions, the General Partner has concluded that a permanent impairment in value has occurred. Based on the General Partner's assessment of fair value, a write-down of $1,362,212 was recorded as of December 31, 1994. In the fourth quarter of 1993, the General Partner of the Partnership determined that there was an other than temporary impairment of the value of Greystone South Plaza. Based on the General Partner's assessment of fair value, a write-down of $2,956,000 was recorded as of December 31, 1993.



Note H - Investment Properties and Accumulated Depreciation (continued)

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets as well as future maturing mortgage obligations and related refinancing expenses. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage loans on each of the properties mature at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves.

Reconciliation of  Investment Properties and Accumulated Depreciation":

                                             Years Ended December 31,
                                               1994            1993
 Investment Properties

 Balance at beginning of year               $22,812,687     $25,602,752

     Property improvements                       62,478         165,935

     Provision for value impairment          (1,362,212)     (2,956,000)

 Balance at End of Year                     $21,512,953     $22,812,687

 Accumulated Depreciation

 Balance at beginning of year               $ 3,135,631     $ 2,342,878

     Additions charged to expense               734,672         792,753

 Balance at end of year                     $ 3,870,303     $ 3,135,631

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1994 is $26,071,011. The accumulated depreciation taken for Federal income tax purposes at December 31, 1994 is $4,054,988.


Note I - Contingencies

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.



                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    UNITED INVESTORS GROWTH PROPERTIES
                                    (A Missouri Limited Partnership)







                                    By:   United Investors Real Estate, Inc.,
                                          a Delaware Corporation, its General
                                          Partner




                                    By:   /s/ Carroll D. Vinson
                                          Carroll D. Vinson
                                          President



                                    Date: October 5, 1995


     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Carroll D. Vinson               President           Date: October 5, 1995
Carroll D. Vinson



/s/ Robert D. Long, Jr.             Controller and      Date: October 5, 1995
Robert D. Long, Jr.                 Principal Accounting
                                    Officer