Form 10QSB
period 1995-09-30
UNITED INVESTORS GROWTH PROPERTIES
filed 1995-11-13
CIK 831663

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


                For the quarterly period ended September 30, 1995


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

ITEM 1.  FINANCIAL STATEMENTS

a)                     UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                               September 30, 1995

 Assets
   Cash:
     Unrestricted                                              $   257,545
     Restricted-tenant security deposits                            74,353
   Accounts receivable, net of allowance
     of $47,751                                                     71,256
   Escrows for taxes and insurance                                  95,605
   Restricted escrow                                               117,793
   Other assets                                                    253,533
   Investment properties:
     Land                                       $ 1,979,187
     Buildings and related personal property     14,987,589
                                                 16,966,776
            Less accumulated depreciation        (3,565,553)    13,401,223

                                                               $14,271,308

 Liabilities and Partners' Capital
 Liabilities
      Accounts payable                                         $    79,640
      Tenant security deposits                                      72,321
      Accrued taxes                                                 89,344
      Other liabilities                                            114,350
      Mortgage notes payable                                    13,060,326

 Minority interest                                                  66,438

 Partners' Capital
      General partner                           $       874
      Limited partners (39,297 units issued
        and outstanding)                            788,015        788,889

                                                                14,271,308

[FN]

           See Accompanying Notes to Consolidated Financial Statements

b)                     UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                     Three Months Ended             Nine Months Ended
                                        September 30,                  September 30,
                                      1995           1994           1995           1994
 Revenues:
   Rental income                  $  807,900     $  842,443     $2,572,310     $2,519,246
   Other income                       50,618         43,313        124,043        117,011
      Total revenues                 858,518        885,756      2,696,353      2,636,257
 Expenses:
   Operating                         234,195        254,728        728,576        709,012
   General and administrative         23,791         17,298         59,286         51,082
   Property management fees           45,312         46,368        142,501        139,466
   Maintenance                       104,029         93,501        252,662        241,873
   Depreciation                      163,492        183,708        512,291        549,034
   Amortization                        7,110          4,321         16,802         12,536
   Interest                          375,084        389,412      1,193,217      1,198,973
   Property taxes                     89,034        108,516        291,893        294,184
   Tenant reimbursements             (15,058)       (53,965)       (92,082)      (126,739)
      Total expenses               1,026,989      1,043,887      3,105,146      3,069,421

 Minority interest in net
   (income) loss of joint
   venture                           (45,781)        24,899        (18,378)        58,776
 Gain on disposition of
   investment property               165,584             --        165,584             --

   Net loss                       $  (48,668)    $ (133,232)    $ (261,587)    $ (374,388)

 Net income (loss) allocated
   to general partner             $   76,866     $   (1,332)    $   74,737     $   (3,744)
 Net loss allocated to
   limited partners                 (125,534)      (131,900)      (336,324)      (370,644)

                                  $  (48,668)    $ (133,232)    $ (261,587)    $ (374,388)
 Net loss per limited
   partnership unit               $    (3.19)    $    (3.36)    $    (8.56)    $    (9.43)

[FN]

           See Accompanying Notes to Consolidated Financial Statements

c)                     UNITED INVESTORS GROWTH PROPERTIES

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)


                                       Limited
                                     Partnership   General      Limited
                                        Units      Partners     Partners       Total

 Original capital contributions          39,297   $    100    $9,824,250     $9,824,350
 Partners' capital (deficit) at
    December 31, 1994                    39,297   $(73,863)   $1,124,339     $1,050,476
 Net income (loss) for the nine
    months ended September 30, 1995          --     74,737      (336,324)      (261,587)
 Partners' capital at
    September 30, 1995                   39,297   $    874    $  788,015     $  788,889

[FN]

           See Accompanying Notes to Consolidated Financial Statements

d)                     UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Nine Months Ended
                                                                  September 30,
                                                               1995           1994
 Cash flows from operating activities:
    Net loss                                               $ (261,587)    $ (374,388)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
       Minority interest in net income (loss) of
         joint venture                                         18,378        (58,776)
       Depreciation                                           512,291        549,034
       Amortization of loan costs, lease commissions,
        loan premium and intangible assets                     94,184         37,892
       Gain on sale of property                              (165,584)            --
       Change in accounts:
         Restricted cash                                       12,802         13,699
         Accounts receivable                                  (28,629)        (1,610)
         Escrows for taxes and insurance                       15,754         (5,418)
         Other assets                                         (32,745)       (23,901)
         Accounts payable                                     (11,124)       (99,190)
         Tenant security deposit liabilities                  (15,603)         8,201
         Accrued property taxes                                   175         55,754
         Other liabilities                                    (38,354)        10,032

            Net cash provided by operating activities          99,958        111,329

 Cash flows from investing activities:
    Property improvements and replacements                    (73,508)       (36,021)
    Deposits to restricted escrows                            (14,718)       (34,536)
    Receipts from restricted escrow                                --          6,891
    Proceeds from sale of property                          3,989,528             --

            Net cash provided by (used in) investing
              activities                                    3,901,302        (63,666)

 Cash flows from financing activities:
    Distributions from minority interest                       18,000         25,680
    Payments of mortgage notes payable                       (135,105)       (91,201)
    Repayment on mortgage notes payable                    (3,873,707)            --
    Loan costs paid                                                --        (23,082)

            Net cash used in financing activities          (3,990,812)       (88,603)

 Net increase (decrease) in cash                               10,448        (40,940)

 Cash at beginning of period                                  247,097        399,119

 Cash at end of period                                     $  257,545    $   358,179

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                 $1,156,919    $ 1,203,659

[FN]
           See Accompanying Notes to Consolidated Financial Statements

e)                     UNITED INVESTORS GROWTH PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.


Note B - Basis of Accounting

   The financial statements include the Partnership's operating divisions, Terrace Royale Apartments, Deerfield Apartments, and Greystone South Plaza Center. During the second quarter of 1994, Cheyenne Woods Apartments was restructured into a lower tier partnership, known as Cheyenne Woods United Investors, L.P. ("Cheyenne"), in which United Investors Growth Properties is the 99.99% limited partner. Although legal ownership of the asset was transferred to a new entity, United Investors Growth Properties retained substantially all economic benefits from the property. The Partnership consolidates its interest in Cheyenne (whereby all accounts of Cheyenne are included in the consolidated financial statements of the Partnership). In addition, the Partnership owns a 60% interest in Renaissance Village Associates ("Renaissance"). The Partnership consolidates its interest in Renaissance (whereby all accounts of the joint venture are included in the Partnership's financial statements with intercompany accounts being eliminated). The minority partner's share of the joint venture's net assets are reflected as minority interest in the balance sheet of the Partnership. Earnings and losses attributable to the minority partner's ownership of the joint venture are reflected as a reduction or addition to net income of the Partnership. During the third quarter of 1995, Renaissance Village Apartments was sold by Renaissance (see Note D for further discussion).

   Pursuant to the terms in the Partnership Agreement, net income and net loss for each fiscal year shall be allocated 99% to the limited partners and 1% to the General Partner.

Note B - Basis of Accounting (continued)

   Gain from a sale shall be allocated as follows: (a) first to each partner who has a negative capital account, an amount equal to (or in proportion to if less than) such partner's negative capital account balance and (b) second, 99% to the limited partners and 1% to the General Partner, until each limited partner has been allocated an amount equal to (or in proportion to if less than) the excess, if any, of such limited partner's adjusted capital investment over his capital account.

   Loss from a sale shall be allocated as follows: (a) first to each partner who has a positive capital account, an amount equal to (or in proportion to if less than) such partner's positive capital account balance and (b) second, 99% to the limited partners and 1% to the General Partner.

   Anything in the Partnership Agreement to the contrary notwithstanding, the interests of the General Partner, in the aggregate, in each material item of income, gain, loss deduction and credit of the Partnership will be equal to at least 1% of each such item at all times during the existence of the Partnership.

Note C - Repurchase of Units

   The partnership agreement for the Partnership contains a provision which states that the General Partner shall purchase up to 10% of the limited partnership Units outstanding at the fifth anniversary date of the last Additional Closing Date. Pursuant to this provision, the General Partner accepted repurchase notices representing 10% of the limited partnership Units at September 30, 1995, and is in the process of effecting the transfer of Units.

Note D - Sale of Investment Property

   On August 30, 1995, Renaissance Village Apartments was sold to an unaffiliated party, Kauri Investments, Ltd. The Partnership recognized a gain on the sale of $165,584. The minority interest share of this gain was approximately $66,000. Currently, the joint venture is in the process of being dissolved. Once all the remaining liabilities of the joint venture are satisfied, the remaining cash of the joint venture will be distributed to the joint venturers.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   The Partnership's remaining investment properties consist of three apartment complexes and a retail center. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1995 and 1994:

                                                       Average
                                                      Occupancy

                                                   1995        1994

 Terrace Royale Apartments
    Bothell, Washington                             93%         94%
 Cheyenne Woods Apartments
    North Las Vegas, Nevada                         97%         93%
 Greystone South Plaza Center
    Lenexa, Kansas                                  81%         79%
 Deerfield Apartments
    Memphis, Tennessee                              98%         97%


   The General Partner attributes the increase in occupancy at Cheyenne Woods to the relocation of several tenants from a competing property during the fourth quarter of 1994. A new apartment complex has recently started leasing near Terrace Royale and two new apartment complexes are under construction near Deerfield. It is unknown at this time how these new complexes will impact the future occupancy and rental rates of Terrace Royale and Deerfield.

   The Partnership incurred a net loss of $261,587 for the nine months ended September 30, 1995, of which $48,668 was a loss for the third quarter. The corresponding net loss for 1994 was $374,388 and $133,232, respectively. The decrease in the net loss for both periods was primarily due to the sale of Renaissance Village Apartments (see Note D of the Consolidated Financial Statements). The Partnership recognized a gain on sale of $165,584. The minority interest share of this gain was approximately $66,000. Also contributing to the decrease in net loss for the nine month period ended September 30, 1995, was an increase in rental revenues resulting from increased occupancy at Cheyenne and increased rental rates at Deerfield. Depreciation expense decreased for the nine months ended September 30, 1995, compared to the corresponding period of 1994 as a result of the write-down of Renaissance in 1994 and the sale of Renaissance in 1995. Partially offsetting these decreases in the net loss was a decrease in tenant reimbursements due to decreases in reimbursable expenses.

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

   At September 30, 1995, the Partnership had unrestricted cash of $257,545 compared to $247,097 at December 31, 1994. Net cash provided by operating activities decreased primarily as a result of increased accounts receivable balances and fewer prepaid rent collections. Net cash provided by investing activities increased as a result of the proceeds received from the sale of Renaissance Village. Net cash used in financing activities increased due to the repayment of the mortgage note payable on Renaissance Village Apartments.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $13,060,326 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. No cash distributions were made in 1994 or during the first nine months of 1995.


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b) Reports on Form 8-K: A Form 8-K dated August 30, 1995 was filed reporting the sale of the Renaissance Village Apartments.


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



                              UNITED INVESTORS GROWTH PROPERTIES
                              (A Missouri Limited Partnership)

                              By:   United Investors Real Estate, Inc., a
                                    Delaware corporation, its General Partner




                              By:   /s/Carroll D. Vinson
                                    Carroll D. Vinson
                                    President





                              By:   /s/Robert D. Long, Jr.
                                    Robert D. Long, Jr.
                                    Controller and Principal
                                    Accounting Officer


                              Date: November 13, 1995