Form 10KSB
period 1995-12-31
UNITED INVESTORS GROWTH PROPERTIES
filed 1996-03-12
CIK 831663

FORM 10-KSB--Annual or Transitional Report
                            Under Section 13 or 15(d)
                   (As last amended by 34-31095, eff. 4/26/93)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended December 31, 1995
                                       or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

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

                    Issuer's telephone number (864) 239-1000

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

State issuer's revenues for its most recent fiscal year.  $3,394,599

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated June 13, 1988 (included in Registration Statement, No. 33-21114, of Registrant) are incorporated by reference into Parts I and III.

                                     PART I

Item 1.     Description of Business

    United Investors Growth Properties (the "Registrant" or Partnership"), a Missouri Limited Partnership, was organized as a limited partnership under the laws of the State of Missouri pursuant to a Certificate of Limited Partnership filed on July 1, 1988 with the Missouri Secretary of State. The Registrant is governed by an Agreement of Limited Partnership dated October 24, 1988. United Investors Real Estate, Inc., a Delaware corporation, is the sole general partner (the "General Partner") of the Registrant. The Registrant is engaged in the business of acquiring and operating multifamily residential and commercial properties and other income producing real estate. The Registrant has acquired three multifamily residential properties, a retail center which includes medical office space and a 60% interest in a joint venture which owns a multifamily residential property. During the third quarter of 1995, this multifamily residential property was sold. (See Note B to the Consolidated Financial Statements.) These properties are further described in "Item 2" below and Notes A and H of the Notes to the Consolidated Financial Statements included in "Item 7" of this report, which descriptions are herein incorporated by reference.

    Commencing on or about June 13, 1988, the Registrant began offering through Waddell & Reed, Inc., a former affiliate of the Registrant (the "Selling Agent"), up to a maximum of 80,000 Units of limited partnership interest (the "Units") at $250 per Unit with a minimum required purchase of eight Units or $2,000 (four Units or $1,000 for an Individual Retirement Account). Limited partners (the "Limited Partners") are not required to make any additional capital contributions. The Units were registered under the Securities Act of 1933, as amended (the "Act"), under Registration Statement No. 33-21114, which Registration Statement was declared effective on June 13, 1988.

    The offering of Units terminated June 13, 1990. Upon termination of the offering, the Registrant had accepted subscriptions for 39,297 Units resulting in Gross Offering Proceeds of $9,824,250.

    A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

    The real estate business is highly competitive. The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and the Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by related parties to engage in business which may be competitive with the Registrant.

    The Registrant has no employees. Management and administrative services are performed by affiliates of Insignia Financial Group, Inc. ("Insignia"). The property manager is responsible for the day-to-day operations of each property. The General Partner has also selected an affiliate of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, this affiliate provides all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of property and partnership management, see "Item 12", which descriptions are herein incorporated by reference.

Item 2.   Description of Properties:

          The following table sets forth the Registrant's investments in properties:


                                    Date of
 Property                           Purchase      Type of Ownership     Use
 Terrace Royale Apartments          11/01/88    Fee ownership subject   Apartment
    Bothell, Washington                         to first mortgage       80 units

 Cheyenne Woods Apartments          04/18/89    Fee ownership subject   Apartment
    North Las Vegas, Nevada                     to first mortgage       160 units

 Greystone South Plaza Center       11/27/89    Fee ownership subject   Retail and
    Lenexa, Kansas                              to first mortgage       Medical Center
                                                                        55,332 sq. ft.

 Deerfield Apartments               10/24/90    Fee ownership subject   Apartment
    Memphis, Tennessee                          to first mortgage       136 units


Schedule of Properties:

                               Gross
                              Carrying     Accumulated   Useful              Federal
 Property                      Value      Depreciation    Life     Method   Tax Basis
 Terrace Royale Apartments  $ 4,404,132    $1,048,983   5-40 yrs    S/L   $ 3,351,907
 Cheyenne Woods Apartments    5,991,080     1,270,892   5-40 yrs    S/L     4,763,530
 Greystone South Plaza        2,112,906       531,556   5-40 yrs    S/L     4,520,279
 Deerfield Apartments         4,477,787       854,278   5-40 yrs    S/L     3,589,931

     Totals                 $16,985,905    $3,705,709                     $16,225,647

   See Note A of the consolidated financial statements included in "Item 7" for a description of the Partnership's depreciation policy.



Schedule of Mortgages:

                          Principal                                       Principal
                          Balance At     Stated     Period                 Balance
                         December 31,   Interest   Amortized  Maturity     Due At
 Property                    1995         Rate        (A)       Date      Maturity
 Terrace Royale Apts.    $ 2,611,364     8.50%(1)  20 years     11/98   $ 2,417,265

 Cheyenne Woods Apts.      3,836,835    10.50%     35 years     05/99     3,750,417

 Greystone South Plaza
    Plaza Center           3,605,000     7.00%(2)  10 years     12/99     3,605,000

 Deerfield Apartments      2,797,483     9.15%(3)  17 years     11/99     2,439,317

     Total                12,850,682                                    $12,211,999

     Deferred Interst        186,743
                         $13,037,425

      (A) The mortgage loans on each of the properties mature at various times with balloon payments due at maturity.

(1) The interest rate on the mortgage loan collateralized by the Terrace Royale Apartments was fixed at an annual rate of 10% for the first five years (through November 1993). The terms of the note were modified to reduce the interest rate to 8.5% for the remaining five years.

(2) The mortgage loan collateralized by Greystone South Plaza Center requires monthly installments of interest only to maturity and additional quarterly contingent interest payments to be made equal to 50% of the net cash flow from operations of Greystone South Plaza Center. Contingent interest payments of $7,839 and $40,794 were required in 1995 and 1994, respectively. The interest rate increases to 8% during 1996 and 9% thereafter. Interest on the mortgage is computed using the effective interest method at an imputed rate of 6.8%. The related deferred interest is included in the mortgage notes payable balance.

(3) The mortgage loan collateralized by Deerfield Apartments was scheduled to mature on November 1, 1994. The General Partner successfully obtained a five year loan extension from the current lender at an interest rate of 9.15%. During 1994, loan costs of $35,939 were paid relating to the extension of the Deerfield loan.


Schedule of Rental Rates and Occupancy:

                                Average Annual              Average Annual
                                 Rental Rates                  Occupancy

                             1995           1994              1995     1994

 Terrace Royale Apts.     $8,550/unit   $8,351/unit            94%      94%
 Cheyenne Woods Apts.      6,427/unit    6,915/unit            97%      93%
 Deerfield Apts.           5,838/unit    5,473/unit            98%      97%
 Greystone South Plaza     9.49/sq.ft.   9.54/sq.ft.           80%      79%


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

   As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes and commercial buildings in the area. The General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential or commercial tenant leases 10% or more of the available rental space.

   The following is a schedule of the lease expirations at Greystone South Plaza for the years 1996-2005:

                   Number of                                     % of Gross
                  Expirations     Square Feet    Annual Rent     Annual Rent

 1996                  6             13,667       $142,987          41.1%
 1997                  3             11,004         83,382          24.0%
 1998                  3              5,385         48,866          14.1%
 1999                  4              8,460         52,235          15.0%
 2000                  1              1,800         14,400           4.1%
 2001                  1              1,000          9,607           2.8%
 2002                  1              1,400         14,700           4.2%
 2003-2005             0                  0              0             0

Schedule of Real Estate Taxes and Rates:

                                                   1995          1995
                                                  Taxes          Rate

                Terrace Royale Apartments        $72,034        1.55%
                Cheyenne Woods Apartments         63,426        3.21%
                Greystone South Plaza             89,294        3.25%
                Deerfield Apartments              86,714        6.25%

Item 3.  Legal Proceedings

   The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders

   During the fourth quarter of the fiscal year ended December 31, 1995, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.


                                     PART II


Item 5.  Market for Partnership Equity and Related Partner Matters

   As of December 31, 1995, the number of holders of record of Limited Partnership Units was 1,111. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

   No distributions were made in 1995 or 1994. Future distributions will depend on the levels of cash generated from operations and the availability of cash reserves.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

   The Partnership's net loss for the year ended December 31, 1995, was $381,638 compared to $1,531,995 for the year ended December 31, 1994. The decrease in the net loss was primarily due to the non-recurring provision for value impairment in 1994 as well as the lower overall 1995 expenses resulting from the sale of Renaissance Village Apartments (see Note B of the Consolidated Financial Statements). The Partnership recognized a gain on sale of $165,584. The minority interest share of this gain was approximately $66,000.

   Depreciation expense decreased for the year ended December 31, 1995, compared to the corresponding period of 1994 as a result of the write-down of Renaissance Village in 1994 and the sale of the property in 1995. Rental income decreased as a result of the sale of Renaissance Village. This decrease was mitigated by increased occupancy at Cheyenne Woods and increased rental rates at Deerfield. Other income increased for the year ended December 31, 1995, compared to the corresponding period in 1994 as a result of a $7,000 tax refund received in 1995.

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

Liquidity and Capital Resources

   At December 31, 1995, the Partnership held unrestricted cash of $199,622 compared to $247,097 at December 31, 1994. Net cash provided by operating activities increased due to decreased expenses and interest payments resulting from the sale of Renaissance Village as discussed above. Net cash provided by investing activities increased as a result of the proceeds from the sale of Renaissance Village in 1995. Net cash used in financing activities increased due to the repayment of the mortgage note payable on Renaissance Village. Included in financing activities in 1994 were loan costs paid to extend the maturity date of Deerfield's mortgage note payable to November 1, 1999.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets as well as future maturing mortgage obligations and related refinancing expenses. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage loans on each of the properties mature at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. No distributions were made in 1995 or 1994. The General Partner does not anticipate making any distributions in 1996.

Item 7.  Financial Statements


UNITED INVESTORS GROWTH PROPERTIES

LIST OF FINANCIAL STATEMENTS



     Independent Auditors' Report

     Consolidated Balance Sheet   December 31, 1995

     Consolidated Statements of Operations   Years ended December 31, 1995
     and 1994

     Consolidated Statements of Changes in Partners  Capital (Deficit)   Years
     ended December 31, 1995 and 1994

     Consolidated Statements of Cash Flows   Years ended December 31, 1995 and
     1994

     Notes to Consolidated Financial Statements


INDEPENDENT AUDITORS' REPORT

The Partners
United Investors Growth Properties
(A Missouri Limited Partnership)

We have audited the accompanying consolidated balance sheet of United Investors Growth Properties (A Missouri Limited Partnership) ("the Partnership") as of December 31, 1995, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Greenville, South Carolina
February 21, 1996



                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1995




 Assets
    Cash:
       Unrestricted                                                 $   199,622
       Restricted-tenant security deposits                               74,837
    Accounts receivable, net of allowance of
       $65,676                                                           37,610
    Escrows for taxes and insurance                                     128,462
    Restricted escrows                                                  117,793
    Other assets                                                        199,381
    Investment properties (Notes A, C and H):

       Land                                          $ 1,979,187
       Buildings and related personal property        15,006,718
                                                      16,985,905
       Less accumulated depreciation                  (3,705,709)    13,280,196

                                                                    $14,037,901

 Liabilities and Partners' Capital

 Liabilities
    Accounts payable                                                $    47,832
    Tenant security deposits                                             73,234
    Accrued taxes                                                        44,648
    Other liabilities                                                   100,942
    Mortgage notes payable (Note C)                                  13,037,425

 Minority Interest (Note B)                                              64,982

 Partners' Capital (Note D)
    General partner                                  $       862
    Limited partners (39,297 units issued
       and outstanding)                                  667,976        668,838

                                                                    $14,037,901

           See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Year Ended December 31,
                                                     1995           1994

 Revenues:
    Rental income                               $ 3,247,268     $ 3,380,858
    Other income                                    147,331         140,745
       Total revenues                             3,394,599       3,521,603

 Expenses:
    Operating                                       933,347         966,341
    General and administrative                       75,287          67,236
    Property management fees                        180,452         187,351
    Maintenance                                     312,038         387,343
    Depreciation                                    652,447         734,672
    Amortization                                     22,709          18,737
    Interest                                      1,503,874       1,710,239
    Property taxes                                  365,655         388,209
    Provision for value impairment (Note H)              --       1,362,212
    Tenant reimbursements (Note F)                 (120,910)       (131,989)
        Total expenses                            3,924,899       5,690,351

 Minority interest in net (income) loss
    of joint venture (Note B)                       (16,922)        636,753

 Gain on disposition of investment
    property                                        165,584              --

        Net loss (Note G)                       $  (381,638)    $(1,531,995)

 Net income (loss) allocated to general
    partner                                     $    74,725     $   (15,320)

 Net loss allocated to limited partner             (456,363)     (1,516,675)

                                                $  (381,638)    $(1,531,995)

 Net loss per limited partnership unit          $    (11.61)    $    (38.60)

           See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)



                                     Limited
                                   Partnership    General       Limited
                                      Units       Partner      Partners        Total

 Original capital contributions      39,297      $    100    $ 9,824,250    $ 9,824,350

 Partners' (deficit) capital at
     December 31, 1993               39,297       (58,543)     2,641,014      2,582,471

 Net loss for the year ended
     December 31, 1994                   --       (15,320)    (1,516,675)    (1,531,995)

 Partners' (deficit) capital
     at December 31, 1994            39,297       (73,863)     1,124,339      1,050,476

 Net income (loss) for the year
     ended December 31, 1995             --        74,725       (456,363)      (381,638)

 Partners' capital at
     December 31, 1995               39,297     $     862    $   667,976    $   668,838


           See Accompanying Notes to Consolidated Financial Statements


                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                            Year Ended December 31,
                                                              1995           1994
 Cash flows from operating activities:
    Net loss                                             $  (381,638)   $(1,531,995)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Minority interest in net income (loss)
        of joint venture                                      16,922       (636,753)
      Depreciation                                           652,447        734,672
      Amortization of loan costs, lease commissions,
        loan premium and intangible assets                   127,039        167,523
      Provision for value impairment                              --      1,362,212
      Gain on sale of property                              (165,584)            --
      Change in accounts:
        Restricted cash                                       12,318         (9,548)
        Accounts receivable                                    5,017         24,501
        Escrows for taxes and insurance                      (17,103)        38,718
        Other assets                                           6,423        (21,146)
        Accounts payable                                     (42,932)       (71,855)
        Tenant security deposit liabilities                  (14,690)        10,317
        Accrued property taxes                               (44,521)          (876)
        Other liabilities                                    (51,762)        (5,081)

              Net cash provided by operating                 101,936         60,689

 Cash flows from investing activities:
    Property improvements and replacements                   (92,637)       (62,478)
    Deposits to restricted escrows                           (14,718)       (40,550)
    Receipts from restricted escrow                               --          6,891
    Proceeds from sale of property                         3,989,528             --

              Net cash provided by (used in)
                 investing activities                      3,882,173        (96,137)

 Cash flows from financing activities:
    Net distributions from minority interest                  18,000         46,850
    Payments on mortgage notes payable                      (175,877)      (127,485)
    Repayment of mortgage notes payable                   (3,873,707)            --
    Loan costs paid                                               --        (35,939)

              Net cash used in financing activities       (4,031,584)      (116,574)

 Net decrease in cash                                        (47,475)      (152,022)

 Cash at beginning of year                                   247,097        399,119

 Cash at end of year                                     $   199,622    $   247,097

 Supplemental disclosure of cash
    flow information:
    Cash paid for interest                               $ 1,443,197    $ 1,576,556

           See Accompanying Notes to Consolidated Financial Statements



                     UNITED INVESTORS GROWTH PROPERTIES

                   Notes to Consolidated Financial Statements

                                December 31, 1995


Note A - Organization and Significant Accounting Policies

Organization: United Investors Growth Properties (the "Partnership"), a Missouri Limited Partnership, was organized in July 1988 and the initial group of limited partners was admitted on October 24, 1988. Additional partners were admitted through June 1990.

The Partnership was formed to acquire and operate certain types of income-producing real estate. United Investors Real Estate, Inc. (the "General Partner") is the general partner. Effective December 31, 1992, 100% of the General Partner's common stock was purchased by MAE GP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia").

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

Investment properties: During the first quarter of 1995, the Partnership adopted FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of FASB No. 121 did not have a material effect on the Partnership's financial statements.

Depreciation is computed using straight-line methods over estimated useful lives of fifteen to forty years for buildings and improvements and five to twelve years for furniture and fixtures. Commercial tenant improvements are depreciated over the term of the lease.

Note A - Organization and Significant Accounting Policies (continued)

Fair Value: In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

Principles of consolidation: The Partnership reflects its interest in Renaissance utilizing full consolidation whereby all of the accounts of the joint ventures are included in the Partnership's financial statements (intercompany accounts are eliminated). The minority partners' share of the joint ventures' assets and liabilities are reflected as a liability in the balance sheet of the Partnership. Earnings and losses attributable to the minority partners' ownership of the joint venture are reflected as a reduction or addition to income in the statement of operations. During the third quarter of 1995, Renaissance Village Apartments was sold, however, at December 31, 1995, the joint venture had not been liquidated.

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

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was $33,529 and $36,359 for the years ended December 31, 1995 and 1994, respectively.

Reclassifications: Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Note B - Investment in Joint Venture

The Partnership owns a 60% interest in Renaissance Village Associates ("Renaissance"), a joint venture with United Investors Growth Properties II, an affiliated partnership in which the General partner is also the sole General Partner.

On August 30, 1995, Renaissance Village Apartments was sold to an unaffiliated party, Kauri Investments, Ltd. The Partnership recognized a gain on the sale of $165,584. The minority interest share of this gain was approximately $66,000. Currently, the joint venture is in the process of being liquidated. Once all the remaining liabilities of the joint venture are satisfied, the remaining assets of the joint venture will be distributed to the joint venturers.

Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:


                          Principal     Monthly                         Principal
                         Balance At     Payment     Stated               Balance
                          December     Including   Interest  Maturity     Due At
 Property                   1995       Interest      Rate      Date      Maturity
 Terrace Royale Apts.   $ 2,611,364     $23,739       8.50%   11/98    $ 2,417,265

 Cheyenne Woods Apts.     3,836,835      35,386      10.50%   05/99      3,750,417

 Greystone Stone
    Plaza Center          3,605,000      21,029        7.0%   12/99      3,605,000

 Deerfield Apartments     2,797,483      27,860       9.15%   11/99      2,439,317

     Total               12,850,682                                    $12,211,999

 Deferred interest          186,743

                        $13,037,425


The mortgage notes payable are nonrecourse and are secured by a pledge of the respective property and by a pledge of revenues from operation of the respective properties. The mortgage loans collateralized by the Terrace Royale Apartments and Cheyenne Woods Apartments each contain clauses providing for prepayment penalties of approximately 1% of the outstanding loan balance, and additional variable prepayment penalties depending on interest rates in effect at the time of prepayment.


Note C - Mortgage Notes Payable (continued)

The mortgage loan collateralized by Greystone South Plaza Center requires monthly installments of interest only to maturity and additional quarterly contingent interest payments to be made equal to 50% of the net cash flow from operations of Greystone South Plaza Center. Contingent interest payments of $7,839 and $40,794 were required in 1995 and 1994, respectively. The interest rate increases to 8% during 1996 and 9% thereafter. As a result of the interest rate increase, the monthly payment will increase to $24,033 in 1996. Interest on the mortgage is computed using the effective interest method at an imputed rate of 6.8%. The related deferred interest is included in the mortgage notes payable balance.

The mortgage loan collateralized by Deerfield Apartments was scheduled to mature on November 1, 1994. The General Partner successfully obtained a five year loan extension from the current lender at an interest rate of 9.15%. During 1994, loan costs of $35,939 were paid relating to the extension of the Deerfield loan.

The estimated fair value of the Partnership's aggregate debt is approximately $13,300,000. This value represents a general approximation of possible value and is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.


Scheduled maturities of principal are as follows:

                   Years Ending December 31,

                              1996              $   164,321
                              1997                  185,585
                              1998                2,607,157
                              1999                9,893,619
                                                $12,850,682


Note D - Partners' Capital

Allocations of net income and loss - In accordance with the partnership agreement, net income and net loss (as defined in the Partnership agreement, income or loss of the Partnership determined without regard to gain or loss from sale) shall be allocated 1% to the General Partner and 99% to the limited partners.


Note D - Partners' Capital (continued)

Distributions - The partnership allocates distributions 1% to the General Partner and 99% to the limited partners.

Gain/Loss from a Sale - Gain from a sale shall be allocated as follows:

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

Anything in the Partnership Agreement to the contrary notwithstanding, the interests of the General Partner, in the aggregate, in each material item of income, gain, loss deduction and credit of the Partnership will be equal to at least 1% of each item at all times during the existence of the Partnership.

Repurchase of Units - The partnership agreement for the Partnership contains a provision which states that the General Partner shall purchase up to 10% of the limited partnership Units outstanding at the fifth anniversary date of the last Additional Closing Date and become a limited partner with respect to such units. Pursuant to this provision, the General Partner accepted repurchase notices representing 10% of the limited partnership units and during the fourth quarter of 1995, the transfer of 3,926 units was effected.

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to affiliates of Insignia Financial Group, Inc. in 1995 and 1994:
                                                          1995           1994

            Property management fees                   $ 180,452      $ 187,351

            Reimbursement for services of
               affiliates                                 30,000         20,000

Note E - Transactions with Affiliated Parties

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

The future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1995, are as follows:

                   Years Ending December 31,

                              1996                 $227,874
                              1997                  220,672
                              1998                  125,534
                              1999                   61,607
                              2000                   34,300
                           Thereafter                29,500

                                                   $699,487



Note G - Partner Tax Information

The following is a reconciliation between net loss as reported in the consolidated financial statements and federal taxable loss allocated to the partners in the Partnership's information return for the years ended December 31, 1995 and 1994:

                                                      1995           1994

 Net loss as reported                             $  (381,638)   $(1,531,995)
 Add (deduct):
  Deferred revenue and other
     liabilities                                     (716,047)      (530,914)
  Depreciation differences                            (71,615)      (112,394)
  Deferred charges                                         --        115,261
  Accrued expenses                                     10,000        (10,000)
  Provision for value impairment                           --      1,362,212
  Nondeductible reserves and
     allowances                                        36,102          1,154

  Federal taxable loss                            $(1,123,198)   $  (706,676)

  Federal taxable loss per limited
     partnership unit                             $    (28.30)   $    (17.80)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 1995:

          Net assets as reported                        $   668,838
          Differences in basis of assets and
            liabilities:
              Investment properties at cost               3,195,847
              Accumulated depreciation                     (250,396)
              Other assets and liabilities                  375,479
              Syndication costs                           1,362,403

         Net assets - tax basis                         $ 5,352,171

Note H - Investment Properties and Accumulated Depreciation

                                          Initial cost
                                         To Partnership
                                                                            Cost
                                                          Buildings      Capitalized
                                                         and Related   (Written Down)
                                                          Personal      Subsequent to
 Description                 Encumbrances      Land       Property       Acquisition
 Cheyenne Woods Apartments
    North Las Vegas          $ 3,836,835   $   586,939  $ 4,979,715      $   424,426

 Deerfield Apartments
    Memphis, Tennessee         2,797,483       240,475    3,891,160          346,152

 Greystone South Plaza                                                       332,624
    Lenexa, Kansas             3,605,000     1,287,000    3,449,282       (2,956,000)

 Terrace Royal Apartments
    Bothell, Washington        2,611,364       653,138    3,495,903          255,091


           Totals            $12,850,682   $ 2,767,552  $15,816,060      $(1,597,707)



                                   Gross Amount At Which Carried
                                         At December 31, 1995

                                            Buildings
                                           And Related
                                            Personal                    Accumulated       Date of        Date     Depreciable
 Description                     Land        Property        Total      Depreciation   Construction    Acquired   Life-Years
 Cheyenne Woods Apartments
    North Las Vegas,         $ 586,939     $ 5,404,141   $ 5,991,080     $1,270,892        1988        04/18/89      5-40

 Deerfield Apartments
    Memphis, Tennessee         240,475       4,237,312     4,477,787        854,278        1986        10/24/90      5-40

 Greystone South Plaza
    Lenexa, Kansas             498,635       1,614,271     2,112,906        531,556        1985        11/27/89      5-40

 Terrace Royale Apartments
    Bothell, Washington        653,138       3,750,994     4,404,132      1,048,983      1987-1988     11/01/88      5-40

         Totals              $1,979,18     $15,006,718   $16,985,905     $3,705,709


Note H - Investment Properties and Accumulated Depreciation (continued)

In arriving at estimates of fair value for real estate assets, numerous factors are considered, including market evaluations of the assets. Prior to the implementation of FASB No. 121, the primary factor in determining the estimated fair value of the properties was the net operating income of each property capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, physical condition of the property and other factors to assess whether any permanent impairment in value has occurred. During interim periods, the Partnership reviewed property operations specifically to assess whether any events (such as major tenant move outs, structural problems, or market events) had transpired which would cause the Partnership to conclude that a permanent impairment in value had occurred. Adjustments to these estimates might have been necessary in the event that future economic conditions, including occupancy and leasing rates, operating costs, interest rates, the terms and availability of financing and other relevant factors varied significantly from those assumed in earlier estimates. Due to continuing poor occupancy levels existing at Renaissance Village, and in spite of the Partnership's efforts to increase occupancy by offering rental concessions, the General Partner concluded that a permanent impairment in value had occurred. Based on the General Partners assessment of fair value, a write-down of $1,362,212 was recorded as of December 31, 1994.


Note H - Investment Properties and Accumulated Depreciation (continued)


Reconciliation of  Investment Properties and Accumulated Depreciation":


                                                  Years Ended December 31,
                                                    1995           1994

 Investment Properties

 Balance at beginning of year                  $21,512,953    $22,812,687

      Property improvements                         92,637         62,478

      Sale of Renaissance                       (4,619,685)            --

      Provision for value impairment                    --     (1,362,212)

 Balance at End of Year                        $16,985,905    $21,512,953

 Accumulated Depreciation

 Balance at beginning of year                  $ 3,870,303    $ 3,135,631

      Additions charged to expense                 652,447        734,672

      Sale of Renaissance                         (817,041)            --

 Balance at End of Year                        $ 3,705,709    $ 3,870,303


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995 is $20,181,752. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 is $3,956,105.


Note I - Contingencies

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

            None.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

  The Registrant has no officers or directors. The General Partner manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

  The name of the directors and executive officers of United Investors Real Estate, Inc. ("UIRE"), the Partnership's General Partner, as of December 31, 1995, their age and the nature of all positions with UIRE presently held by them are set forth below. There are no family relationships between or among any officers and directors.

Name                                Age                  Position

Carroll D. Vinson                   55                   President, Director

Robert D. Long, Jr.                 28                   Controller, Principal
                                                         Accounting Officer

William H. Jarrard, Jr.             49                   Vice President

John K. Lines                       36                   Secretary

Kelley M. Buechler                  38                   Assistant Secretary


   Carroll D. Vinson has been President of the General Partner and Metropolitan Asset Enhancement, L.P. ("MAE") subsidiaries since August 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

   Robert D. Long, Jr. is Controller and Principal Accounting Officer of the General Partner and MAE subsidiaries. Prior to joining MAE in February 1994, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of the University of Memphis.

   William H. Jarrard, Jr. is Vice President of the General Partner and MAE subsidiaries and Managing Director - Partnership Administration of Insignia. During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter. He was previously associated with the accounting firm, Ernst & Whinney, for eleven years. Mr. Jarrard is a graduate of the University of South Carolina and a certified public accountant.

   John K. Lines has been Secretary of the General Partner and MAE subsidiaries since August 1994 and General Counsel and Secretary of Insignia since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an associate with Squire Sanders & Dempsey in Columbus, Ohio.

   Kelley M. Buechler is Assistant Secretary of the General Partner and MAE subsidiaries and Assistant Secretary of Insignia. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.


Item 10.  Executive Compensation

  None of the directors and officers of the General Partner received any remuneration from the Registrant.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

  Except as provided below, as of February, 1996, no person was known to by the Registrant to be the beneficial owner of more than 5 percent (5%) of the Units of the Partnership:

NAME AND ADDRESS                          NUMBER OF UNITS        PERCENT OF
TOTAL

United Investors Real Estate, Inc.             3,926                    10%


Item 12.  Certain Relationships and Related Transactions

  During 1995 and 1994, no distributions were made to the General Partner. For a description of the distributions and the allocation of income and loss to which the General Partner is entitled, reference is made to Note D of the financial statements included in "Item 7" of this report.

  The Registrant has property management agreements with an affiliate of Insignia pursuant to which such affiliate has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. Insignia's affiliate received property management fees equal to 5% of apartment revenues and 6% of commercial revenues. During the twelve months ended December 31, 1995 and 1994, an affiliate of Insignia received $180,452 and $187,351 in fees for property management, respectively.
  Pursuant to Section 9(e) of the Registrant's Agreement of Limited Partnership, the General Partner may be reimbursed by the Registrant for certain of its administrative costs. The Partnership shall reimburse the General Partner or its affiliates the actual cost of goods, materials, and services obtained from unaffiliated parties. Administrative services performed by the General Partner or its affiliates shall be reimbursed at cost; provided, however, that the amounts charged do not exceed the lesser of (1) the actual cost of such services, or (2) 90% of the amount which the Partnership would be required to pay to an independent party for comparable services in the same geographic location.

  For a further description of payments made by the Registrant to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Registrant, see Note E of the financial statements included in "Item 7" of this report.


Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits:  See Exhibit Index contained herein.

(b)  Reports on Form 8-K filed in the fourth quarter of fiscal year 1995:  None.


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



                                       Date: March 12, 1996


  In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Carroll D. Vinson                  President               March 12, 1996
Carroll D. Vinson



/s/ Robert D. Long, Jr.                Controller and          March 12, 1996
Robert D. Long, Jr.                    Principal Accounting
                                       Officer



                                INDEX TO EXHIBITS

Exhibit

1.0 Form of Dealer Manager Agreement between the General Partner and the Dealer Manager, including Form of Soliciting Broker Agreement; incorporated by reference to Exhibit 1 to Registrant's Amendment to Registration Statement (File No. 33-21114) previously filed on June 9, 1988.

1.1         Amendment to Dealer Manager Agreement; incorporated by reference to
            Exhibit 1.1 to Post-Effective Amendment No. 2 to Registrant's Registration Statement previously filed on March 21, 1989.

4.1 Form of Subscription Agreement; incorporated by reference as part of the Prospectus of Registrant contained in Registrant's Amendment to Registration Statement previously filed on June 9, 1988.

4.2 Form of Agreement of Limited Partnership of Registrant; incorporated by reference as part of the Prospectus of Registrant contained in Registrant's Amendment to Registration Statement previously filed on June 9, 1988.

4.3         Seventh Amendment to Agreement of Limited Partnership of Registrant;
            incorporated by reference to Exhibit 4.3 to Registrant's Quarterly Report on Form 10-Q previously filed on May 15, 1989.

4.4 Agreement of Joint Venture of Renaissance Village Associates dated March 22, 1991 between United Investors Growth Properties (A Missouri Limited Partnership) and United Investors Growth Properties II (A Missouri Limited Partnership); incorporated by reference to
            Exhibit 4.4 to Registrant's Quarterly Report on Form 10-Q previously filed on April 24, 1991.

10.1 Escrow Agreement among the Registrant, the General Partner, the Dealer Manager, and Boston Safe Deposit & Trust Company; incorporated by reference to Exhibit 10.1 to Registrant's Amendment to Registration Statement previously filed on June 9, 1988.

10.1.1      Amendment to Escrow Agreement; incorporated by reference to Exhibit
            10.1.1 to Registrant's Quarterly Report on Form 10-Q previously filed on November 3, 1989.

10.2 Agreement of Purchase and Sale, dated June 9, 1988, with amendments dated June 27, 1988 and July 5, 1988, respectively, between United Investors Real Estate, Inc., as nominee for United Investors Growth Properties, as purchaser, and Domion-Bothell Associates, as seller, relating to Terrace Royale Apartments; incorporated by reference to
            Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q previously filed on August 11, 1988.


10.3 Promissory Note, dated October 3, 1988, between United Investors Real Estate, Inc., as nominee for United Investors Growth Properties, as borrower, and Confederation Life Insurance Company, as lender; incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q previously filed on November 14, 1988.

10.4 Deed of Trust, dated October 3, 1988, between United Investors Real Estate, Inc., as nominee for United Investors Growth Properties, as grantor, and Confederation Life Insurance Company, as beneficiary; incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q previously filed on November 14, 1988.

10.5 Agreement of Purchase and Sale, dated October 31, 1988, between United Investors Real Estate, Inc., as purchaser and Cheyenne Woods Limited Partnership, as seller, relating to Cheyenne Woods Apartments; incorporated by reference to Exhibit 10.5 to Post-Effective Amendment No. 1 to Registrant's Registration Statement previously filed on February 1, 1989.

10.6 Promissory Note and Deed of Trust with respect to the Permanent Loan on Cheyenne Woods Apartments; incorporated by reference to Exhibit
            10.6 to Registrant's Current Report on Form 8-K previously filed on April 28, 1989.

10.7 Agreement of Purchase and Sale, between United Investors Growth Properties (A Missouri Limited Partnership), as purchaser, and Central Life Assurance Company, as seller, executed by the parties on August 11 and August 14, 1989, relating to Greystone South Plaza Center, and amendments thereto; incorporated by reference to Exhibit
            10.7 to Registrant's Current Report on Form 8-K previously filed on December 12, 1989.

10.8 Promissory Note and First Mortgage and Security Agreement with respect to the Permanent Loans on Greystone South Plaza Center; incorporated by reference to Exhibit 10.8 to Registrant's Current Report on Form 8-K previously filed on December 12, 1989.

10.8.1 Modification Agreement between United Investors Growth Properties and Central Life Assurance Company with respect to the Permanent Loans on Greystone South Plaza Center; incorporated by reference to
            Exhibit 10.8.1 to Registrant's Quarterly Report on Form 10-Q previously filed on August 13, 1991.

10.9 Master Lease dated November 27, 1989 between United Investors Growth Properties and Central Life Assurance Company; incorporated by reference to Exhibit 10.9 to Registrant's Current Report on Form 8-K previously filed on December 12, 1989.

10.9.1 Lease Termination Agreement between United Investors Growth Properties and Central Life Assurance Company, with respect to the Master Lease dated November 27, 1989; incorporated by reference to
            Exhibit 10.9.1 to Registrant's Quarterly Report on Form 10-Q previously filed on November 12, 1991.

10.10 Agreement of Purchase and Sale, between United Investors Growth Properties (A Missouri Limited Partnership), as purchaser, and Deerfield Apartments Limited (A Tennessee Limited Partnership), as seller, dated July 18, 1990, relating to Deerfield Apartments; incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q previously filed on August 15, 1990.

10.11 Promissory Note and Deed of Trust with respect to the Permanent Loan on Deerfield Apartments; incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-Q previously filed on November 8, 1990.

10.12 Standby Loan Commitment with respect to the financing of Deerfield Apartments; incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q previously filed on November 8, 1990.

10.13 Agreement of Purchase and Sale, dated August 27, 1990, between United Investors Real Estate, Inc., as purchaser, and Mueller Development Company, as seller, relating to Renaissance Village Apartments, and amendments thereto; incorporated by reference to
            Exhibit 10.2 to Registrant's Post-Effective Amendment No. 1 Registration Statement (File No. 33-34111) of United Investors Growth Properties II previously filed on December 6, 1990.

10.13.1 Seventh and Eighth Amendments to Agreement of Purchase and Sale between United Investors Real Estate, Inc., as purchaser, and Mueller Development Company, as seller, relating to Renaissance Village Apartments; incorporated by reference to Exhibit 10.13.1 to Registrant's Quarterly Report on Form 10-Q previously filed on April 24, 1991.

10.14 Promissory Note and Deed of Trust with respect to the Permanent Loan on Renaissance Village Apartments; incorporated by reference to
            Exhibit 10.14 to Registrant's Quarterly Report on Form 10-Q previously filed on April 24, 1991.

10.15 Stock Purchase Agreement dated December 4, 1992 showing the purchase of 100% of the outstanding stock of United Investors Real Estate, Inc. by MAE GP Corporation; incorporated by reference to Exhibit
            10.15 to Registrant's Current Report on Form 8-K previously filed on January 14, 1993.

10.16 Purchase and Sale Agreement, made as of the 19th of July 1995, by and between Kauri Investments, Ltd., a Washington corporation, and Renaissance Village Associates, JV, a Kansas joint venture.

10.17 Amendment to Purchase and Sale Agreement, made as of the 10th day of August, 1995, by and between Kauri Investments, Ltd., a Washington corporation, and Renaissance Village Associates, JV, as Kansas joint venture.

16.1 Letter of KPMG Peat Marwick to the Securities and Exchange Commission included herein pursuant to the requirements of Item 304
            (a) (3) of Regulation S-K; incorporated by reference to Exhibit 16.1 to Registrant's Current Report on Form 8-K previously filed on October 22, 1990.

16.2 Letter of Mayer Hoffman McCann, the Registrant's former independent accountant, regarding its concurrence with the statements made by the Registrant is incorporated by reference to the exhibit filed with Form 8-K dated August 30, 1993.

27          Financial Data Schedule


99.1        Portions of Prospectus of Registrant dated June 13, 1988;
            incorporated by reference to Exhibit 99.1 to Registrant's Report on Form 10-K previously filed on March 6, 1991.