Form 10QSB
period 1996-03-31
UNITED INVESTORS GROWTH PROPERTIES
filed 1996-05-14
CIK 831663

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


                  For the quarterly period ended March 31, 1996


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

ITEM 1.  FINANCIAL STATEMENTS

a)                     UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996



 Assets
   Cash:
      Unrestricted                                                 $    264
      Restricted-tenant security deposits                                78
   Accounts receivable, net of allowance
      of $49                                                             43
   Escrows for taxes and insurance                                      198
   Restricted escrow                                                    118
   Other assets                                                         176
   Investment properties:
      Land                                          $  1,979
      Buildings and related personal property         15,024
                                                      17,003
      Less accumulated depreciation                   (3,842)        13,161

                                                                   $ 14,038

 Liabilities and Partners' Capital

 Liabilities
   Accounts payable                                                $     34
   Tenant security deposits                                              75
   Accrued taxes                                                        109
   Other liabilities                                                     98
   Mortgage notes payable                                            13,003

 Minority interest                                                       65

 Partners' Capital
   General partner                                  $      1
   Limited partners (39,297 units issued
     and outstanding)                                    653            654

                                                                   $ 14,038

            See Accompanying Notes to Consolidated Financial Statements

b)                     UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)



                                                        Three Months Ended
                                                             March 31,
                                                        1996          1995
 Revenues:
   Rental income                                      $   752      $   921
   Other income                                            20           37
      Total revenues                                      772          958

 Expenses:
   Operating                                              210          284
   General and administrative                              23           17
   Maintenance                                             58           61
   Depreciation                                           136          174
   Interest                                               280          401
   Property taxes                                          80          101
      Total expenses                                      787        1,038

 Minority interest in net
   loss of joint venture                                   --           14

      Net loss                                        $   (15)     $   (66)

 Net loss allocated to general
   partner (1%)                                       $    --      $    (1)
 Net loss allocated to limited
   partners (99%)                                         (15)         (65)

                                                      $   (15)     $   (66)
 Net loss per limited
   partnership unit                                   $  (.38)     $ (1.65)

           See Accompanying Notes to Consolidated Financial Statements


c)                     UNITED INVESTORS GROWTH PROPERTIES

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                    Limited
                                  Partnership     General       Limited
                                     Units        Partner      Partners       Total
 Original capital contributions      39,297      $    --       $ 9,824      $ 9,824

 Partners' capital at
    December 31, 1995                39,297      $     1       $   668      $   669

 Net loss for the three months
    ended March 31, 1996                 --           --           (15)         (15)

 Partners' capital at
    March 31, 1996                   39,297      $     1       $   653      $   654

           See Accompanying Notes to Consolidated Financial Statements

d)                     UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                            1996           1995
 Cash flows from operating activities:
    Net loss                                              $   (15)       $   (66)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
       Minority interest in net loss of
        joint venture                                          --            (14)
       Depreciation                                           136            174
       Amortization of loan costs, lease commissions,
        loan premiums and intangible assets                    17             30
       Change in accounts:
         Restricted cash                                       (3)            (3)
         Accounts receivable                                   (5)           (11)
         Escrows for taxes and insurance                      (70)           (28)
         Other assets                                          12             (8)
         Accounts payable                                     (14)            (8)
         Tenant security deposit liabilities                    2              3
         Accrued property taxes                                64             22
         Other liabilities                                     (3)             6

            Net cash provided by operating activities         121             97

 Cash flows from investing activities:
    Property improvements and replacements                    (17)           (14)
    Deposits to restricted escrows                             --             (5)

            Net cash used in investing activities             (17)           (19)

 Cash flows from financing activities:
    Distributions from minority interest                       --              8
    Payments of mortgage notes payable                        (40)           (45)

            Net cash used in financing activities             (40)           (37)

 Net increase in cash                                          64             41

 Cash at beginning of period                                  200            247

 Cash at end of period                                    $   264         $  288

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                $   269         $  384

           See Accompanying Notes to Consolidated Financial Statements


e)                     UNITED INVESTORS GROWTH PROPERTIES

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Growth Properties ("the Partnership"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Basis of Accounting

The financial statements include the Partnership's operating divisions, Terrace Royale Apartments, Deerfield Apartments, and Greystone South Plaza Center. During the second quarter of 1994, Cheyenne Woods Apartments was restructured into a lower tier partnership, known as Cheyenne Woods United Investors, L.P. ("Cheyenne"), in which United Investors Growth Properties is the 99.99% limited partner. Although legal ownership of the asset was transferred to a new entity, United Investors Growth Properties retained substantially all economic benefits from the property. The Partnership consolidates its interest in Cheyenne (whereby all accounts of Cheyenne are included in the consolidated financial statements of the Partnership with intercompany accounts being eliminated). In addition, the Partnership owns a 60% interest in Renaissance Village Associates ("Renaissance"). The Partnership consolidates its interest in Renaissance (whereby all accounts of the joint venture are included in the Partnership's financial statements with intercompany accounts being eliminated). The minority partners's share of the joint venture's net assets are reflected as minority interest in the balance sheet of the Partnership. Earnings and losses attributable to the minority partner's ownership of the joint venture are reflected as a reduction or addition to net income of the Partnership. During the third quarter of 1995, Renaissance Village Apartments was sold by Renaissance.


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

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to affiliates of the General Partner for the three months ended March 31, 1996 and 1995, and were included in operating expenses:

                                                     1996                  1995
                                                           (in thousands)
Property management fees                              $41                   $49
Reimbursement for services of affiliates                8                     8

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

Note E - Sale of Investment Property

On August 30, 1995, Renaissance Village Apartments was sold to an unaffiliated party, Kauri Investments, Ltd. The Partnership recognized a gain on the sale of approximately $166,000. The minority interest share of this gain was approximately $66,000. Currently, the joint venture is in the process of being liquidated. Once all the remaining liabilities of the joint venture are satisfied, any remaining assets of the joint venture will be distributed to the joint venturers.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consists of three apartment complexes and a retail center. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:


                                                          Average
                                                         Occupancy
          Property                                   1996         1995

          Terrace Royale Apartments
             Bothell, Washington                     96%          94%

          Cheyenne Woods Apartments
             North Las Vegas, Nevada                 98%          95%


          Greystone South Plaza Center
             Lenexa, Kansas                          77%          81%

          Deerfield Apartments
             Memphis, Tennessee                      99%          98%


The decrease in occupancy at Greystone South is due to the moveout in 1995 of three tenants occupying approximately 6,900 square feet. This was partially offset by three tenants occupying approximately 5,600 square feet moving into the property in 1995.

The Partnership realized a net loss of $15,000 for the three months ended March 31, 1996, compared to a net loss of $66,000 for the three months ended March 31, 1995. The decrease in the net loss was primarily due to the sale of Renaissance Village in August of 1995 which reduced interest expense for the Partnership approximately $100,000. Also contributing to the decreased net loss was an increase in rental revenues at the remaining properties resulting from increased occupancy and rental rates.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

At March 31, 1996, the Partnership held unrestricted cash of approximately $264,000 compared to $288,000 at March 31, 1995. Net cash provided by operating activities increased due to decreased expenses and interest payments resulting from the sale of Renaissance Village. Net cash used in financing activities increased due to the absence of any distributions from the minority interest of Renaissance Village in 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $13,003,000 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. No cash distributions were made in 1995 or during the first three months of 1996.



                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


           a)  Exhibit 27 - Financial Data Schedule

           b)  Reports on Form 8-K:

               None filed during the quarter ended March 31, 1996.



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



                           UNITED INVESTORS GROWTH PROPERTIES
                           (A Missouri Limited Partnership)

                           By:   United Investors Real Estate, Inc., a
                                 Delaware corporation, its General Partner


                           By:   /s/Carroll D. Vinson
                                 Carroll D. Vinson
                                 President



                           By:   /s/Robert D. Long, Jr.
                                 Robert D. Long, Jr.
                                 Vice President/CAO



                           Date: May 14, 1996