Form 10QSB
period 1996-06-30
UNITED INVESTORS GROWTH PROPERTIES
filed 1996-08-12
CIK 831663

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


                  For the quarterly period ended June 30, 1996


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

                                  June 30, 1996


 Assets
   Cash:
      Unrestricted                                                  $   285
      Restricted-tenant security deposits                                80
   Accounts receivable, net of allowance
      of $49                                                             21
   Escrows for taxes and insurance                                      160
   Restricted escrow                                                     50
   Other assets                                                         166
   Investment properties:
      Land                                           $ 1,979
      Buildings and related personal property         15,045
                                                      17,024

      Less accumulated depreciation                   (3,979)        13,045

                                                                    $13,807

 Liabilities and Partners' Capital

 Liabilities
   Accounts payable                                                 $    46
   Tenant security deposits                                              80
   Accrued taxes                                                         94
   Other liabilities                                                     98
   Mortgage notes payable                                            12,967


 Partners' Capital
   General partner                                   $    --
   Limited partners (39,297 units issued
     and outstanding)                                    522            522

                                                                    $13,807

            See Accompanying Notes to Consolidated Financial Statements


b)                     UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                    Three Months Ended             Six Months Ended
                                         June 30,                      June 30,
                                    1996           1995           1996           1995
 Revenues:
   Rental income                   $  739         $  920         $1,491         $1,841
   Other income                        29             37             49             74
      Total revenues                  768            957          1,540          1,915

 Expenses:
   Operating                          249            317            459            601
   General and administrative          16             19             39             35
   Maintenance                         89             87            147            149
   Depreciation                       137            175            273            349
   Interest                           330            417            610            818
   Property taxes                      83            102            163            203
      Total expenses                  904          1,117          1,691          2,155

 Minority interest in net
   loss of joint venture                4             13              4             27

   Net loss                        $ (132)        $ (147)        $ (147)        $ (213)

 Net loss allocated to
   general partner (1%)            $   (1)        $   (2)        $   (1)        $   (2)
 Net loss allocated to
   limited partners (99%)            (131)          (145)          (146)          (211)

                                   $ (132)        $ (147)        $ (147)        $ (213)
 Net loss per limited
   partnership unit                $(3.33)        $(3.69)        $(3.72)        $(5.36)

             See Accompanying Notes to Consolidated Financial Statements

c)                       UNITED INVESTORS GROWTH PROPERTIES

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                     (Unaudited)
                          (in thousands, except unit data)

                                    Limited
                                  Partnership     General       Limited
                                     Units        Partner      Partners       Total
 Original capital contributions      39,297      $    --       $ 9,824      $ 9,824

 Partners' capital at
    December 31, 1995                39,297      $     1       $   668      $   669

 Net loss for the six months
    ended June 30, 1996                  --           (1)         (146)        (147)

 Partners' capital at
    June 30, 1996                    39,297      $    --       $   522      $   522

             See Accompanying Notes to Consolidated Financial Statements


d)                       UNITED INVESTORS GROWTH PROPERTIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                   (in thousands)

                                                               Six Months Ended
                                                                   June 30,
                                                              1996          1995
 Cash flows from operating activities:
    Net loss                                               $  (147)      $  (213)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
       Minority interest in net loss of
        joint venture                                           (4)          (27)
       Depreciation                                            273           349
       Amortization of intangible assets                        36            61
       Change in accounts:
        Restricted cash                                         (5)           (8)
         Accounts receivable                                    17           (38)
         Escrows for taxes and insurance                       (32)           --
         Other assets                                            9           (15)
         Accounts payable                                       (2)           13
         Tenant security deposit liabilities                     7             8
         Accrued property taxes                                 49             4
         Other liabilities                                      (3)            2

            Net cash provided by operating activities          198           136

 Cash flows from investing activities:
    Property improvements and replacements                     (38)          (40)
    Receipts from restricted escrows                            68            --
    Deposits to restricted escrows                              --           (11)

            Net cash provided by (used in)
                investing activities                            30           (51)

 Cash flows from financing activities:
    Distributions from minority interest                        --             8
    Liquidating distribution to minority interest              (61)           --
    Payments of mortgage notes payable                         (82)          (91)

            Net cash used in financing activities             (143)          (83)

 Net increase in cash                                           85             2

 Cash at beginning of period                                   200           247

 Cash at end of period                                     $   285       $   249

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                 $   584       $   767

             See Accompanying Notes to Consolidated Financial Statements



e)                       UNITED INVESTORS GROWTH PROPERTIES

                     CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Growth Properties ("the Partnership"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner (United Investors Real Estate, Inc.), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Note B - Basis of Accounting

The financial statements include the Partnership's operating divisions, Terrace Royale Apartments, Deerfield Apartments, and Greystone South Plaza Center. During the second quarter of 1994, Cheyenne Woods Apartments was restructured into a lower tier partnership, known as Cheyenne Woods United Investors, L.P. ("Cheyenne"), in which United Investors Growth Properties is the 99.99% limited partner. Although legal ownership of the asset was transferred to a new entity, United Investors Growth Properties retained substantially all economic benefits from the property. The Partnership consolidates its interest in Cheyenne (whereby all accounts of Cheyenne are included in the consolidated financial statements of the Partnership with intercompany accounts being eliminated). In addition, the Partnership owned a 60% interest in Renaissance Village Associates ("Renaissance"). The Partnership consolidated its interest in Renaissance (whereby all accounts of the joint venture are included in the Partnership's financial statements with intercompany accounts being eliminated). The minority partners's share of the joint venture's net assets were reflected as minority interest in the balance sheet of the Partnership. Earnings and losses attributable to the minority partner's ownership of the joint venture were reflected as a reduction or addition to net income of the Partnership. In the third quarter of 1995, Renaissance Village Apartments was sold by Renaissance. During the second quarter of 1996, a final distribution was made to the joint venturers and the joint venture was liquidated.


Note C - Repurchase of Units

The partnership agreement for the Partnership contains a provision which states that the General Partner shall purchase up to 10% of the limited partnership units outstanding at the fifth anniversary date of the last Additional Closing Date and become a limited partner with respect to such units. Pursuant to this provision, the General Partner accepted repurchase notices representing 10% of the limited partnership units and, during the fourth quarter of 1995, the transfer of 3,926 units was effected.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for property management services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees are included in operating expenses. The following payments were made to affiliates of the General Partner for the six months ended June 30, 1996 and 1995:

                                                     1996                  1995
                                                           (in thousands)
Property management fees                              $82                   $97

Reimbursement for services of affiliates               16                    15

Additionally, the Partnership paid $9,000 to an affiliate of the General Partner for lease commissions related to new leases at the Partnership's commercial property during the six months ended June 30, 1995. These lease commissions are included in other assets and amortized over the term of the respective leases.

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Note E - Sale of Investment Property

On August 30, 1995, Renaissance Village Apartments was sold to an unaffiliated party, Kauri Investments, Ltd. The Partnership recognized a gain on the sale of approximately $166,000. The minority interest share of this gain was approximately $66,000. The joint venture was liquidated during the second quarter of 1996 with the Partnership retaining approximately $92,000 and the minority interest holder receiving approximately $61,000 as liquidating dividends.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes and a retail center. The following table sets forth the average occupancy of the properties for the six month periods ended June 30, 1996 and 1995:


                                                          Average
                                                         Occupancy
          Property                                   1996         1995

          Terrace Royale Apartments
             Bothell, Washington                     96%          93%

          Cheyenne Woods Apartments
             North Las Vegas, Nevada                 98%          97%

          Greystone South Plaza Center
             Lenexa, Kansas                          77%          82%

          Deerfield Apartments
             Memphis, Tennessee                      98%          98%


The decrease in occupancy at Greystone South was due to tenants vacating the property resulting in a net decrease of 2,700 square feet at June 30, 1996.

The Partnership realized a net loss of $147,000 for the six months ended June 30, 1996, of which $132,000 was incurred during the second quarter. The corresponding net loss for 1995 was $213,000 and $147,000, respectively. The decrease in the net loss was primarily due to the sale of Renaissance Village in August of 1995. Renaissance generated $412,000 in revenues and $480,000 in expenses during the six months ending June 30, 1995. The absence of this property explains the overall decreases in rental revenues and total expenses. Also contributing to the decreased net loss was an increase in rental revenues at the remaining properties resulting from increased occupancy and rental rate increases.

The operating results, excluding the impact of the Renaissance Village sale, generated a decrease in net loss of $30,000. This is primarily due to the increase in rental revenues discussed above partially offset by an increase in maintenance expense of $29,000. The maintenance expense increase is attributable to landscaping and exterior improvements at Deerfield and Cheyenne Woods, respectively.

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

At June 30, 1996, the Partnership held unrestricted cash of $285,000 compared to $249,000 at June 30, 1995. Net cash provided by operating activities increased due to decreased expenses and interest payments (which offset the decreased revenues) resulting from the sale of Renaissance Village. Net cash provided by investing activities increased as a result of the receipts of restricted escrows from the liquidation of Renaissance Village during the second quarter of 1996. Net cash used in financing activities increased due to the liquidating distribution to the minority interest of Renaissance Village in the second quarter of 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $12,967,000 matures at various times with balloon payments due at maturity before which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. Other than the liquidating distribution related to Renaissance Village, no cash distributions were made in 1995 or during the first six months of 1996.



                          PART II - OTHER INFORMATION




ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


           a)  Exhibit 27 - Financial Data Schedule

           b)  Reports on Form 8-K:

               None filed during the quarter ended June 30, 1996.



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



                           Date: August 12, 1996