Form 10QSB
period 1996-09-30
UNITED INVESTORS GROWTH PROPERTIES
filed 1996-11-12
CIK 831663

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


              For the quarterly period ended September 30, 1996


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

                              September 30, 1996



Assets
  Cash:
    Unrestricted                                                $   331
    Restricted-tenant security deposits                              82
  Accounts receivable, net of allowance
    of $52                                                           21
  Escrows for taxes and insurance                                   122
  Restricted escrow                                                  50
  Other assets                                                      180
  Investment properties:
    Land                                           $ 1,979
    Buildings and related personal property         15,066
                                                    17,045
    Less accumulated depreciation                   (4,117)      12,928

                                                                $13,714

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                              $    43
  Tenant security deposits                                           82
  Accrued taxes                                                      88
  Other liabilities                                                 114
  Mortgage notes payable                                         12,930

Partners' Capital (Deficit)
  General partner                                  $    (1)
  Limited partners (39,297 units issued
    and outstanding)                                   458          457

                                                                $13,714

          See Accompanying Notes to Consolidated Financial Statements


b)                     UNITED INVESTORS GROWTH PROPERTIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (in thousands, except unit data)

                                       Three Months Ended           Nine Months Ended
                                        September 30,               September 30,
                                       1996         1995          1996         1995
Revenues:
 Rental income                       $  762        $  823        $2,253       $2,664
 Other income                            25            50            74          124
    Total revenues                      787           873         2,327        2,788

Expenses:
 Operating                              244           287           703          888
 General and administrative              17            24            56           59
 Maintenance                             74           104           221          253
 Depreciation                           139           163           412          512
 Interest                               304           375           914        1,193
 Property taxes                          74            89           237          292
    Total expenses                      852         1,042         2,543        3,197

Minority interest in net
 (income)loss of joint venture           --           (45)            4          (18)

Gain on disposition of
 investment property                     --           165            --          165

 Net loss                            $  (65)       $  (49)       $ (212)      $ (262)

Net (loss) income allocated to
 general partner                     $   (1)       $   77        $   (2)      $   74

Net loss allocated to
 limited partners                       (64)         (126)         (210)        (336)
                                     $  (65)       $  (49)       $ (212)      $ (262)

Net loss per limited
 partnership unit                    $(1.63)       $(3.19)       $(5.34)      $(8.56)

       See Accompanying Notes to Consolidated Financial Statements

c)                          UNITED INVESTORS GROWTH PROPERTIES

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                       (Unaudited)
                             (in thousands, except unit data)

                                   Limited
                                  Partnership   General     Limited
                                     Units      Partner     Partners       Total
Original capital contributions      39,297      $    --      $ 9,824      $ 9,824

Partners' capital at
   December 31, 1995                39,297      $     1      $   668      $   669

Net loss for the nine months
   ended September 30, 1996             --           (2)        (210)        (212)

Partners' capital (deficit) at
   September 30, 1996               39,297      $    (1)     $   458      $   457

               See Accompanying Notes to Consolidated Financial Statements

d)                       UNITED INVESTORS GROWTH PROPERTIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)
                                                            Nine Months Ended
                                                               September 30,
                                                             1996       1995
Cash flows from operating activities:
  Net loss                                                 $  (212)   $  (262)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Minority interest in net (income) loss of
      joint venture                                             (4)        18
    Depreciation                                               412        512
    Amortization of intangible assets                           52         94
    Gain on sale of property                                    --       (165)
    Change in accounts:
      Restricted cash                                           (7)        13
      Accounts receivable                                       17        (28)
      Escrows for taxes and insurance                            6         16
      Other assets                                             (16)       (33)
      Accounts payable                                          (5)       (11)
      Tenant security deposit liabilities                        9        (15)
      Accrued property taxes                                    43         --
      Other liabilities                                         13        (38)

         Net cash provided by operating activities             308        101

Cash flows from investing activities:
  Property improvements and replacements                       (59)       (74)
  Proceeds from sale of property                                --      3,990
  Receipts from restricted escrows                              68         --
  Deposits to restricted escrows                                --        (15)

         Net cash provided by
            investing activities                                 9      3,901

Cash flows from financing activities:
  Distributions from minority interest                          --         18
  Liquidating distribution to minority interest                (61)        --
  Repayment of mortgage notes payable                           --     (3,874)
  Payments of mortgage notes payable                          (125)      (135)

         Net cash used in financing activities                (186)    (3,991)

Net increase in cash                                           131         11

Cash at beginning of period                                    200        247

Cash at end of period                                      $   331    $   258

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $   873    $ 1,157

            See Accompanying Notes to Consolidated Financial Statements

e)                       UNITED INVESTORS GROWTH PROPERTIES

                       CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of United Investors Growth Properties ("the Partnership"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner (United Investors Real Estate, Inc.), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


NOTE B - BASIS OF ACCOUNTING

The financial statements include the Partnership's operating divisions, Terrace Royale Apartments, Deerfield Apartments, and Greystone South Plaza Center. During the second quarter of 1994, Cheyenne Woods Apartments was restructured into a lower-tier partnership, known as Cheyenne Woods United Investors, L.P. ("Cheyenne"), in which United Investors Growth Properties is the 99.99% limited partner. Although legal ownership of the asset was transferred to a new entity, United Investors Growth Properties retained substantially all economic benefits from the property. The Partnership consolidates its interest in Cheyenne (whereby all accounts of Cheyenne are included in the consolidated financial statements of the Partnership with intercompany accounts being eliminated). In addition, the Partnership owned a 60% interest in Renaissance Village Associates ("Renaissance"). The Partnership consolidated its interest in Renaissance (whereby all accounts of the joint venture are included in the Partnership's financial statements with intercompany accounts being eliminated). The minority partner's share of the joint venture's net assets were reflected as minority interest in the balance sheet of the Partnership. Earnings and losses attributable to the minority partner's ownership of the joint venture were reflected as a reduction or addition to net income of the Partnership. In the third quarter of 1995, Renaissance Village Apartments was sold by Renaissance. In accordance with the partnership agreement, net income and net loss (as defined in the Partnership agreement, income or loss of the Partnership determined without regard to gain or loss from sale) shall be allocated 1% to the General Partner and 99% to the limited partners. Distributions are allocated 1% to the General Partner and 99% to the limited partners.

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

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for property management services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees are included in operating expenses. The following payments were made to affiliates of the General Partner for the nine months ended September 30, 1996 and 1995:

                                                     1996                 1995
                                                           (in thousands)
Property management fees                             $123                 $143

Reimbursement for services of affiliates               24                  $23


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES (CONTINUED)

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


NOTE E - SALE OF INVESTMENT PROPERTY

On August 30, 1995, Renaissance Village Apartments was sold to an unaffiliated party, Kauri Investments, Ltd. The Partnership recognized a gain on the sale of approximately $165,000. The minority interest share of this gain was approximately $66,000. The joint venture was liquidated during the second quarter of 1996 with the Partnership retaining approximately $92,000 and the minority interest holder receiving approximately $61,000 as liquidating dividends.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes and a retail center. The following table sets forth the average occupancy of the properties for the nine month periods ended September 30, 1996 and 1995:

                                                          Average
                                                         Occupancy
         Property                                    1996         1995

         Terrace Royale Apartments
           Bothell, Washington                       97%          93%

         Cheyenne Woods Apartments
           North Las Vegas, Nevada                   98%          97%

         Greystone South Plaza Center
           Lenexa, Kansas                            77%          81%

         Deerfield Apartments
           Memphis, Tennessee                        98%          98%


The decrease in occupancy at Greystone South was due to tenants vacating the property resulting in a net decrease of 2,700 square feet occupied at September 30, 1996.

The Partnership realized a net loss of $212,000 for the nine months ended September 30, 1996, of which $65,000 was realized during the third quarter. The corresponding net loss for 1995 was $262,000 and $49,000, respectively. The decrease in the net loss was primarily due to the sale of Renaissance Village in August of 1995. Renaissance generated $525,000 in revenues and $645,000 in expenses during the nine months ending September 30, 1995. The absence of this property explains the overall decreases in rental revenues and total expenses. Also contributing to the decreased net loss was an increase in rental revenues at the remaining properties resulting from increased occupancy and rental rate increases.

The operating results, excluding the impact of the Renaissance Village sale, generated a decrease in net loss of $82,000. This is primarily due to the increase in rental revenues discussed above partially offset by an increase in maintenance expense of $9,000. The maintenance expense increase is attributable to landscaping and exterior improvements at Deerfield and Cheyenne Woods, respectively.

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

At September 30, 1996, the Partnership held unrestricted cash of $331,000 compared to $258,000 at September 30, 1995. Net cash provided by operating activities increased due to decreased expenses and interest payments (which offset the decreased revenues) resulting from the sale of Renaissance Village. Net cash provided by investing activities decreased as a result of the benefit of the proceeds from the sale of Renaissance Village in 1995. Net cash used in financing activities decreased due to the repayment of the Renaissance Village mortgage caused by the sale of the property in 1995.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $12,930,000 matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. Other than the liquidating distribution related to Renaissance Village, no cash distributions were made in 1995 or during the first nine months of 1996.


                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)    Exhibit 27 - Financial Data Schedule

         b)    Reports on Form 8-K:

               None filed during the quarter ended September 30, 1996.


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


                      Date: November 12, 1996