Form 10KSB
period 1996-12-31
UNITED INVESTORS GROWTH PROPERTIES
filed 1997-03-27
CIK 831663

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                             Under Section 13 or 15(d)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                    For the fiscal year ended December 31, 1996
                                         or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

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

State issuer's revenues for its most recent fiscal year:  $3,100,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1996: Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.
                        DOCUMENTS INCORPORATED BY REFERENCE

1.Portions of the Prospectus of Registrant dated June 13, 1988 (included in
  Registration Statement, No. 33-21114, of Registrant) are incorporated by reference into Parts I and III.
                                    PART I

ITEM 1.     DESCRIPTION OF BUSINESS

    United Investors Growth Properties (the "Registrant" or Partnership"), a Missouri Limited Partnership, was organized as a limited partnership under the laws of the State of Missouri pursuant to a Certificate of Limited Partnership filed on July 1, 1988, with the Missouri Secretary of State. The Registrant is governed by an Agreement of Limited Partnership dated October 24, 1988. United Investors Real Estate, Inc., a Delaware corporation, is the sole general partner (the "General Partner") of the Registrant. The Registrant is engaged in the business of acquiring and operating multifamily residential and commercial properties and other income producing real estate. The Registrant has acquired three multifamily residential properties and a retail center which includes medical office space. In addition, the Partnership owned a 60% interest in a joint venture which owned a multifamily residential property. During the third quarter of 1995, this multifamily residential property was sold. (See "Note B" of the Notes to Consolidated Financial Statements.) These properties are further described in "Item 2" below and "Notes A and H" of the Notes to the Consolidated Financial Statements included in "Item 7" of this report, which descriptions are herein incorporated by reference.

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

   The offering of Units terminated June 13, 1990. Upon termination of the offering, the Registrant had accepted subscriptions for 39,297 Units resulting in Gross Offering Proceeds of $9,824,000.

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

   The Registrant has no employees. Management and administrative services are performed by affiliates of Insignia Financial Group, Inc. ("Insignia"), an affiliate of the General Partner. The property manager is responsible for the day-to-day operations of each property. The General Partner has also selected affiliates of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, these affiliates provide all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of property and partnership management, see "Item 12", which descriptions are herein incorporated by reference.

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

Terrace Royale Apartments     11/01/88  Fee ownership subject  Apartment
Bothell, Washington                     to first mortgage      80 units

Cheyenne Woods Apartments     04/18/89  Fee ownership subject  Apartment
North Las Vegas, Nevada                 to first mortgage      160 units

Greystone South Plaza Center  11/27/89  Fee ownership subject  Retail and
Lenexa, Kansas                          to first mortgage      Medical Center
                                                               55,332 sq. ft.

Deerfield Apartments          10/24/90  Fee ownership subject  Apartment
Memphis, Tennessee                      to first mortgage      136 units


SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                            Gross
                           Carrying    Accumulated    Useful             Federal
Property                    Value      Depreciation    Life    Method   Tax Basis
Terrace Royale            $ 4,422        $1,183      5-40 yrs   S/L     $ 3,236
Cheyenne Woods              6,022         1,473      5-40 yrs   S/L       4,591
Greystone South             2,113           577      5-40 yrs   S/L       4,399
Deerfield                   4,503         1,023      5-40 yrs   S/L       3,449
  Totals                  $17,060        $4,256                         $15,675

See "Note A" of the Notes to Consolidated Financial Statements included in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)


                   Principal                                      Principal
                   Balance At   Stated        Period               Balance
                  December 31, Interest     Amortized   Maturity    Due At
Property              1996       Rate          (A)        Date     Maturity

Terrace Royale      $ 2,552      8.50%(1)    20 years    11/98     $ 2,417

Cheyenne Woods        3,814     10.50%       35 years    05/99       3,751

Greystone South       3,605      8.00%(2)    10 years    12/99       3,605

Deerfield             2,716      9.15%       17 years    11/99       2,439

   Total             12,687                                        $12,212

Deferred Interest       211
                    $12,898



     (A) The mortgage loans on each of the properties mature at various times with balloon payments due at maturity.

(1) The interest rate on the mortgage loan collateralized by the Terrace Royale Apartments was fixed at an annual rate of 10% for the first five years (through November 1993). The terms of the note were modified to reduce the interest rate to 8.5% for the remaining five years.

(2) The mortgage loan collateralized by Greystone South requires monthly payments of interest only to maturity and additional quarterly contingent interest payments to be made equal to 50% of the net cash flow from operations of Greystone South. Contingent interest payments of $2,000 and $8,000 were made in 1996 and 1995, respectively. The interest rate increases to 9% in 1997. Interest on the mortgage is computed using the effective interest method at an imputed rate of 6.8%. The related deferred interest is included in the mortgage notes payable balance.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:
(dollar amounts in thousands)


                                Average Annual              Average Annual
                                 Rental Rates                 Occupancy
                             1996           1995          1996           1995

Terrace Royale Apts.    $8,782/unit    $8,550/unit         97%           94%
Cheyenne Woods Apts.     6,427/unit     6,427/unit         97%           97%
Deerfield Apts.          6,174/unit     5,838/unit         98%           98%
Greystone South Plaza    9.02/sq.ft.    9.49/sq.ft.        77%           80%

  As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes and commercial buildings in the localities in which they operate. The General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential or commercial tenant leases 10% or more of the available rental space.

  The following is a schedule of the lease expirations at Greystone South Plaza for the years 1997-2006:


                   Number of                                       % of Gross
                  Expirations     Square Feet     Annual Rent     Annual Rent
                                               (in thousands)

1997                   3           11,004          $ 84              21.9%
1998                   2            3,900            36               9.5%
1999                   6           11,360            92              24.2%
2000                   1            1,800            14               3.8%
2001                   2            4,800            57              15.1%
Thereafter             1            1,400            15               3.9%

SCHEDULE OF REAL ESTATE TAXES AND RATES:
(dollar amounts in thousands)

                                                1996          1996
                                               Taxes          Rate

               Terrace Royale                  $72           1.55%
               Cheyenne Woods                   64           2.97%
               Greystone South                  85           3.11%
               Deerfield                        87           6.25%


ITEM 3.  LEGAL PROCEEDINGS

  The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of the fiscal year ended December 31, 1996 no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.


                                      PART II


ITEM 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

  At December 31, 1996, the number of holders of record of Limited Partnership Units was 1,111. No public trading market has developed for the Units and it is not anticipated that such a market will develop in the future.

  Other than the liquidating distribution related to Renaissance Village (see "Note B" of the Notes to Consolidated Financial Statements), no distributions were made in 1996 or 1995. Future distributions will depend on the levels of cash generated from operations and the availability of cash reserves.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
   The Partnership's net loss for the year ended December 31, 1996, was $268,000 compared to $382,000 for the year ended December 31, 1995. The decrease in the net loss was primarily due to an increase in rental income at all of the properties. Rental income increased in 1996 due to an increase in occupancy and rental rates at Terrace Royale and Deerfield compared to 1995.

   The sale of Renaissance Village in August of 1995 resulted in the overall decrease in rental revenue and total expenses. This property generated $524,000 in revenues and $664,000 in expenses during the year ending December 31, 1995. (See "Note B" of the Notes to Consolidated Financial Statements). The Partnership recognized a gain on sale of $165,000 in 1995. The minority interest share of this gain was approximately $66,000.

   Included in maintenance expense is approximately $43,000 of major repairs and maintenance comprised primarily of major landscaping and exterior building repairs.

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


Liquidity and Capital Resources

  At December 31, 1996, the Partnership held unrestricted cash of $399,000 compared to $200,000 at December 31, 1995. Net cash provided by operating activities increased primarily due to decreased expenses and interest payments (which more than offset the decreased revenues) resulting from the sale of Renaissance Village as discussed above. Net cash provided by investing activities decreased as a result of the non-recurring nature of the sale of Renaissance Village in 1995. Net cash used in financing activities decreased due to the impact of the repayment of the mortgage note payable on Renaissance Village negatively impacting 1995 cash flows.

  The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets as well as future maturing mortgage obligations and related refinancing expenses. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $12,898,000 matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. Other than the liquidating distribution related to Renaissance Village, no distributions were made in 1996 or 1995. The General Partner does not anticipate making any distributions in 1997.

ITEM 7.  FINANCIAL STATEMENTS


UNITED INVESTORS GROWTH PROPERTIES

LIST OF FINANCIAL STATEMENTS



    Independent Auditors' Report

    Consolidated Balance Sheet - December 31, 1996

    Consolidated Statements of Operations - Years ended December 31, 1996 and 1995

    Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1996 and 1995

    Consolidated Statements of Cash Flows - Years ended December 31, 1996 and
    1995

    Notes to Consolidated Financial Statements






INDEPENDENT AUDITORS' REPORT

The Partners
United Investors Growth Properties
(A Missouri Limited Partnership)

We have audited the accompanying consolidated balance sheet of United Investors Growth Properties (A Missouri Limited Partnership) ("the Partnership") as of December 31, 1996, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Greenville, South Carolina
February 21, 1997

                         UNITED INVESTORS GROWTH PROPERTIES

                             CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                 December 31, 1996


Assets
  Cash:
    Unrestricted                                                          $   399
    Restricted-tenant security deposits                                        78
  Accounts receivable, net of allowance of
    $55                                                                        22
  Escrows for taxes and insurance                                             115
  Restricted escrow                                                            50
  Other assets                                                                136
  Investment properties (Notes A, C and H):
    Land                                           $ 1,979
    Buildings and related personal property         15,081
                                                    17,060
    Less accumulated depreciation                   (4,256)                12,804

                                                                          $13,604

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                        $    54
  Tenant security deposits                                                     79
  Accrued taxes                                                                42
  Other liabilities                                                           130
  Mortgage notes payable (Note C)                                          12,898

Partners' Capital (Deficit) (Note D)
  General partner                                  $    (2)
  Limited partners (39,297 units issued
    and outstanding)                                   403                    401
                                                                          $13,604

            See Accompanying Notes to Consolidated Financial Statements

                         UNITED INVESTORS GROWTH PROPERTIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)

                                                  Year Ended December 31,
                                                     1996           1995

Revenues:
  Rental income                                    $ 3,000        $ 3,368
  Other income                                         100            147
  Gain on sale of investment property                   --            165
    Total revenues                                   3,100          3,680

Expenses:
  Operating                                            937          1,136
  General and administrative                            73             75
  Maintenance                                          285            312
  Depreciation                                         550            652
  Interest                                           1,219          1,504
  Property taxes                                       308            366
      Total expenses                                 3,372          4,045

Minority interest in net (income) loss
  of joint venture (Note B)                              4            (17)

      Net loss (Note G)                            $  (268)       $  (382)

Net (loss) income allocated to general
  partner                                          $    (3)       $    75

Net loss allocated to limited partners                (265)          (457)
                                                   $  (268)       $  (382)

Net loss per limited partnership unit              $ (6.74)       $(11.61)

            See Accompanying Notes to Consolidated Financial Statements


                            UNITED INVESTORS GROWTH PROPERTIES

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)

                                    Limited
                                  Partnership     General     Limited
                                    Units         Partner     Partners       Total
Original capital contributions      39,297      $     --      $ 9,824       $ 9,824

Partners' capital (deficit)
   at December 31, 1994             39,297      $    (74)     $ 1,125       $ 1,051

Net income (loss) for the year
   ended December 31, 1995              --            75         (457)         (382)

Partners' capital at
   December 31, 1995                39,297             1          668           669

Net loss for the year ended
   December 31, 1996                    --            (3)        (265)         (268)

Partners' capital (deficit) at
   December 31, 1996                39,297      $     (2)     $   403       $   401

               See Accompanying Notes to Consolidated Financial Statements

                            UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)

                                                           Year Ended December 31,
                                                             1996            1995
Cash flows from operating activities:
   Net loss                                                $  (268)       $  (382)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Minority interest in net income (loss)
      of joint venture                                          (4)            17
     Depreciation                                              550            652
     Amortization of loan costs, lease commissions,
      loan premium and intangible assets                        70            127
     Gain on sale of property                                   --           (165)
     Change in accounts:
      Restricted cash                                           (3)            12
      Accounts receivable                                       16              5
      Escrows for taxes and insurance                           13            (17)
      Other assets                                              18              7
      Accounts payable                                           6            (43)
      Tenant security deposit liabilities                        6            (14)
      Accrued property taxes                                    (3)           (44)
      Other liabilities                                         29            (52)

         Net cash provided by operating activities            430             103

Cash flows from investing activities:
   Property improvements and replacements                      (74)           (93)
   Deposits to restricted escrow                                --            (15)
   Receipts from restricted escrow                              68             --
   Proceeds from sale of property                               --          3,990

         Net cash (used in) provided by
            investing activities                                (6)         3,882

Cash flows from financing activities:
   Distribution from minority interest                          --             18
   Liquidating distribution to minority interest               (61)            --
   Payments of mortgage notes payable                         (164)          (176)
   Repayment of mortgage notes payable                          --         (3,874)

         Net cash used in financing activities                (225)        (4,032)

Net increase (decrease) in cash                                199            (47)

Cash at beginning of year                                      200            247

Cash at end of year                                        $   399        $   200

Supplemental disclosure of cash
   flow information:
   Cash paid for interest                                  $ 1,120        $ 1,443

               See Accompanying Notes to Consolidated Financial Statements

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: United Investors Growth Properties (the "Partnership"), a Missouri Limited Partnership, was organized in July 1988, and the initial group of limited partners was admitted on October 24, 1988. Additional partners were admitted through June 1990.

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

Investment properties: During the first quarter of 1995, the Partnership adopted "FASB No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of "FASB No. 121" did not have a material effect on the Partnership's financial statements.

Depreciation is computed using straight-line methods over estimated useful lives of fifteen to forty years for buildings and improvements and five to twelve years for furniture and fixtures. Commercial tenant improvements are depreciated over the term of the lease.

Fair Value: In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

Principles of consolidation: The Partnership reflects its interest in Renaissance Village utilizing full consolidation whereby all of the accounts of the joint venture were included in the Partnership's financial statements (with intercompany accounts being eliminated). The minority partners' share of the joint ventures' assets and liabilities are reflected as a liability in the balance sheet of the Partnership. Earnings and losses attributable to the minority partners' ownership of the joint venture are reflected as a reduction or addition to income in the statement of operations. During the third quarter of 1995, Renaissance Village Apartments was sold. During the second quarter of 1996, a final distribution was made to the joint venturers and the joint venture was liquidated.

During the second quarter of 1994, Cheyenne Woods Apartments was restructured into a lower tier partnership, known as Cheyenne Woods United Investors, L.P. ("Cheyenne"), in which the Partnership is the 99.99% limited partner. Although legal ownership of the asset was transferred to a new entity, the Partnership retained substantially all economic benefits from the property and the General Partner of the new entity is owned by the Partnership and by the General Partner of the Partnership. The Partnership reflects its interest in Cheyenne utilizing full consolidation whereby all of the accounts of Cheyenne are included in the consolidated financial statements of the Partnership (with intercompany accounts being eliminated). The minority interest in the lower-tier partnership is not material.

Other assets: Included in other assets are loan costs, deferred rental income and leasing commissions which are amortized over the terms of the related notes and leases, respectively.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was $31,000 and $34,000 for the years ended December 31, 1996 and 1995, respectively.

Reclassifications: Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

NOTE B - INVESTMENT IN JOINT VENTURE

The Partnership owned a 60% interest in Renaissance Village Associates ("Renaissance"), a joint venture with United Investors Growth Properties II, an affiliated partnership, in which the General Partner is also the sole General Partner.

On August 30, 1995, Renaissance Village Apartments was sold to an unaffiliated party, Kauri Investments, Ltd. The Partnership recognized a gain on the sale of approximately $165,000. The minority interest share of this gain was approximately $66,000. The joint venture was liquidated during the second quarter of 1996 with the Partnership retaining approximately $92,000 and the minority interest holder receiving approximately $61,000 as liquidating distributions.

NOTE C - MORTGAGE NOTES PAYABLE

The principal terms of mortgage notes payable are as follows (dollar amounts in thousands):


                        Principal     Monthly                         Principal
                       Balance At     Payment     Stated               Balance
                      December 31,   Including   Interest   Maturity    Due At
Property                   1996      Interest      Rate       Date     Maturity

Terrace Royale Apts.   $ 2,552        $24          8.50%     11/98     $ 2,417

Cheyenne Woods Apts.     3,814         35         10.50%     05/99       3,751

Greystone South
   Plaza Center          3,605         24          8.00%     12/99       3,605

Deerfield Apartments     2,716         28          9.15%     11/99       2,439

    Total               12,687                                         $12,212

Deferred interest          211

                       $12,898


The mortgage notes payable are nonrecourse and are secured by a pledge of the respective properties and by a pledge of revenues from operation of the respective properties. The mortgage loans collateralized by the Terrace Royale Apartments and Cheyenne Woods Apartments each contain clauses providing for prepayment penalties of approximately 1% of the outstanding loan balance and additional variable prepayment penalties depending on interest rates in effect at the time of prepayment.

The mortgage loan collateralized by Greystone South Plaza Center requires monthly installments of interest only to maturity and additional quarterly contingent interest payments to be made equal to 50% of the net cash flow from operations of Greystone South Plaza Center. Contingent interest payments of $2,000 and $8,000 were made in 1996 and 1995, respectively. The interest rate increases to 9% during 1997 and thereafter. As a result of the interest rate increase, the monthly payment will increase to $27,000 in 1997. Interest on the mortgage is computed using the effective interest method at an imputed rate of 6.8%. The related deferred interest is included in the mortgage notes payable balance.

The estimated fair value of the Partnership's aggregate debt is approximately $13,262,000. This value represents a general approximation of possible value and is not necessarily indicative of the amounts the Partnership might pay in actual market transactions.


Scheduled maturities of principal are as follows:


                   Years Ending December 31,     (in thousands)

                             1997                     $   186
                             1998                       2,607
                             1999                       9,894
                                                      $12,687

NOTE D - PARTNERS' CAPITAL (DEFICIT)

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

NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES
(dollar amounts in thousands)

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for property management services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees are included in operating expenses. The following payments were made to affiliates of the General Partner in 1996 and 1995:


                                                          1996           1995
                                                            (in thousands)
          Property management fees                       $ 162          $ 180

          Reimbursement for services of
            affiliates                                      32             30

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

The future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1996, are as follows (in thousands):


                   Years Ending December 31,

                             1997                      $  224
                             1998                         211
                             1999                         130
                             2000                          83
                             2001                          52
                          Thereafter                       42

                                                       $  742


NOTE G - PARTNER TAX INFORMATION

The following is a reconciliation between net loss as reported in the consolidated financial statements and federal taxable loss allocated to the partners in the Partnership's tax return for the years ended December 31, 1996 and 1995 (in thousands, except per unit data):

                                                       1996           1995

Net loss as reported                                 $ (268)       $  (382)
Add (deduct):
  Deferred revenue and other
   liabilities                                           17           (716)
 Depreciation differences                               (84)           (71)
 Accrued expenses                                         1             10
 Nondeductible reserves and
   allowances                                           (10)            36

Federal taxable loss                                 $ (344)       $(1,123)

Federal taxable loss per limited
 partnership unit                                    $(8.68)       $(28.30)




The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 1996 (in thousands):


  Net assets as reported                             $   401
  Differences in basis of assets and
    liabilities:
      Investment properties at cost                    3,206
      Accumulated depreciation                          (335)
      Other assets and liabilities                       374
      Syndication costs                                1,362

  Net assets - tax basis                             $ 5,008



NOTE H - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(dollar amount in thousands)

                                             Initial cost
                                             To Partnership
                                                                           Cost
                                                         Buildings      Capitalized
                                                        and Related    (Written Down)
                                                         Personal      Subsequent to
Description               Encumbrances         Land      Property        Acquisition
Terrace Royale           $ 2,552            $   653       $ 3,496          $   273

Cheyenne Woods             3,814                587         4,980              455

Greystone South            3,605              1,287         3,449              333
                                                                            (2,956)

Deerfield                  2,716                240         3,891              372

    Totals               $12,687            $ 2,767       $15,816          $(1,523)

                                  Gross Amount At Which Carried
                                       At December 31, 1996
                               Buildings
                              And Related
                                Personal            Accumulated      Date of       Date      Depreciable
Description          Land       Property    Total   Depreciation   Construction   Acquired    Life-Years
Terrace Royale     $  653      $ 3,769     $ 4,422   $ 1,183         1987-1988    11/01/88       5-40

Cheyenne Woods        587        5,435       6,022     1,473            1988      04/18/89       5-40

Greystone South       499        1,614       2,113       577            1985      11/27/89       5-40

Deerfield             240        4,263       4,503     1,023            1986      10/24/90       5-40

   Totals          $1,979      $15,081     $17,060   $ 4,256


(dollar amounts in thousands)

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                           Years Ended December 31,
                                                             1996              1995
Investment Properties

Balance at beginning of year                               $16,986           $21,513

   Property improvements                                        74                93

   Sale of Renaissance Village                                  --            (4,620)

Balance at End of Year                                     $17,060           $16,986

Accumulated Depreciation

Balance at beginning of year                               $ 3,706           $ 3,871

   Amounts charged to expense                                  550               652

   Sale of Renaissance Village                                  --              (817)

Balance at End of Year                                     $ 4,256           $ 3,706


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996, is approximately $20,266,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 is approximately $4,591,000.


NOTE I - CONTINGENCIES

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 8.CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


                                      PART III


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

 The Registrant has no officers or directors. The General Partner manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

 The names of the directors and executive officers of United Investors Real Estate, Inc. ("UIRE"), the Partnership's General Partner, as of December 31, 1996, their ages and the nature of all positions with UIRE presently held by them are set forth below. There are no family relationships between or among any officers and directors.

Name                                Age                  Position

Carroll D. Vinson                   56                   President, Director

Robert D. Long, Jr.                 29                   Controller, Principal
                                                         Accounting Officer

William H. Jarrard, Jr.             50                   Vice President

John K. Lines                       37                   Secretary

Kelley M. Buechler                  39                   Assistant Secretary


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

  William H. Jarrard, Jr. has been Vice President of UIRE since December 1992 and Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management for Insignia from July 1994 until January 1996.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 Except as provided below, as of March, 1997, no person was known to by the Registrant to be the beneficial owner of more than 5 percent (5%) of the Units of the Partnership:

NAME AND ADDRESS                    NUMBER OF UNITS      PERCENT OF TOTAL

United Investors Real Estate, Inc.        3,926                  10%


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 During 1996 and 1995, no distributions were made to the General Partner. For a description of the distributions and the allocation of income and loss to which the General Partner is entitled, reference is made to "Note D" of the financial statements included in "Item 7" of this report.

 The Registrant has property management agreements with affiliates of Insignia pursuant to which such affiliates have assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. Insignia's affiliates receive property management fees equal to 5% of apartment revenues and 6% of commercial revenues. During the twelve months ended December 31, 1996 and 1995, affiliates of Insignia received approximately $162,000 and $180,000 of fees for property management services, respectively.

 Pursuant to Section 9(e) of the Registrant's Agreement of Limited Partnership, the General Partner may be reimbursed by the Registrant for certain of its administrative costs. The Partnership shall reimburse the General Partner or its affiliates the actual cost of goods, materials, and services obtained from unaffiliated parties. Administrative services performed by the General Partner or its affiliates shall be reimbursed at cost; provided, however, that the amounts charged do not exceed the lesser of (1) the actual cost of such services, or (2) 90% of the amount which the Partnership would be required to pay to an independent party for comparable services in the same geographic location. During the years ended December 31, 1996 and 1995, affiliates of Insignia received $32,000 and $30,000, respectively, of such reimbursements.

 For a further discussion of payments made by the Registrant to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Registrant, see "Note E" of the Notes to Consolidated Financial Statements included in "Item 7" of this report.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:  See Exhibit Index contained herein.

(b) Reports on Form 8-K filed in the fourth quarter of fiscal year 1996:  None.



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



                                Date: March 26, 1997


 In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.




/s/ Carroll D. Vinson                  President               March 26, 1997
Carroll D. Vinson



/s/ Robert D. Long, Jr.                Controller and          March 26, 1997
Robert D. Long, Jr.                    Principal Accounting
                                       Officer

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