Form 10QSB
period 1997-03-31
UNITED INVESTORS GROWTH PROPERTIES
filed 1997-05-15
CIK 831663

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


                For the quarterly period ended March 31, 1997


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

                                March 31, 1997


Assets
  Cash:
    Unrestricted                                                  $    501
    Restricted-tenant security deposits                                 81
  Accounts receivable, net of allowance
    of $55                                                              15
  Escrows for taxes and insurance                                      167
  Restricted escrow                                                     50
  Other assets                                                         141
  Investment properties:
    Land                                         $  1,979
    Buildings and related personal property        15,100
                                                   17,079
    Less accumulated depreciation                  (4,394)          12,685

                                                                  $ 13,640

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                $    131
  Tenant security deposits                                              81
  Accrued taxes                                                        106
  Other liabilities                                                    140
  Mortgage notes payable                                            12,835

Partners' Capital (Deficit)
  General partner                                $     (3)
  Limited partners (39,297 units issued
    and outstanding)                                  350              347

                                                                  $ 13,640

          See Accompanying Notes to Consolidated Financial Statements


b)                    UNITED INVESTORS GROWTH PROPERTIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (in thousands, except unit data)



                                                    Three Months Ended
                                                         March 31,
                                                    1997           1996

Revenues:
 Rental income                                    $  725         $  752
 Other income                                         37             20
    Total revenues                                   762            772

Expenses:
 Operating                                           228            210
 General and administrative                           20             23
 Maintenance                                          62             58
 Depreciation                                        138            136
 Interest                                            287            280
 Property taxes                                       81             80
    Total expenses                                   816            787

    Net loss                                      $  (54)        $  (15)

Net loss allocated to general
  partner (1%)                                    $   (1)        $   --
Net loss allocated to limited
  partners (99%)                                     (53)           (15)
                                                  $  (54)        $  (15)
Net loss per limited
 partnership unit                                 $(1.35)        $ (.38)

      See Accompanying Notes to Consolidated Financial Statements

c)                          UNITED INVESTORS GROWTH PROPERTIES

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Deficit)
                                       (Unaudited)
                             (in thousands, except unit data)

                                    Limited
                                  Partnership    General       Limited
                                     Units      Partner       Partners      Total
Original capital contributions       39,297      $    --       $ 9,824      $ 9,824

Partners' capital (deficit) at
   December 31, 1996                 39,297      $    (2)      $   403      $   401

Net loss for the three months
   ended March 31, 1997                  --           (1)          (53)         (54)

Partners' capital (deficit) at
   March 31, 1997                    39,297      $    (3)      $   350      $   347

               See Accompanying Notes to Consolidated Financial Statements

d)                       UNITED INVESTORS GROWTH PROPERTIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)


                                                           Three Months Ended
                                                                March 31,
                                                            1997          1996
Cash flows from operating activities:
  Net loss                                                $   (54)      $   (15)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                              138           136
    Amortization of loan costs, lease commissions
       and loan premiums                                       (8)           17
    Change in accounts:
      Restricted cash                                          (3)           (3)
      Accounts receivable                                       7            (5)
      Escrows for taxes and insurance                         (52)          (70)
      Other assets                                            (15)           12
      Accounts payable                                         77           (14)
      Tenant security deposit liabilities                       2             2
      Accrued property taxes                                   64            64
      Other liabilities                                        10            (3)

         Net cash provided by operating activities            166           121

Cash flows from investing activities:
  Property improvements and replacements                      (19)          (17)

         Net cash used in investing activities                (19)          (17)

Cash flows from financing activities:
  Payments of mortgage notes payable                          (45)          (40)

         Net cash used in financing activities                (45)          (40)

Net increase in cash                                          102            64

Cash at beginning of period                                   399           200

Cash at end of period                                     $   501       $   264

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $   288       $   269

            See Accompanying Notes to Consolidated Financial Statements

e)                       UNITED INVESTORS GROWTH PROPERTIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of United Investors Growth Properties ("the Partnership"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner (United Investors Real Estate, Inc.), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

NOTE B - BASIS OF ACCOUNTING

The financial statements include the Partnership's operating divisions, Terrace Royale Apartments, Deerfield Apartments, and Greystone South Plaza Center. During the second quarter of 1994, Cheyenne Woods Apartments was restructured into a lower tier partnership, known as Cheyenne Woods United Investors, L.P. ("Cheyenne"), in which United Investors Growth Properties is the 99.99% limited partner. Although legal ownership of the asset was transferred to a new entity, United Investors Growth Properties retained substantially all economic benefits from the property. The Partnership consolidates its interest in Cheyenne (whereby all accounts of Cheyenne are included in the consolidated financial statements of the Partnership with intercompany accounts being eliminated). In addition, the Partnership owned a 60% interest in Renaissance Village Associates ("Renaissance"). During the third quarter of 1995, Renaissance Village Apartments was sold. During the second quarter of 1996, a final distribution was made to the joint venturers and the joint venture was liquidated. (see "Note D" of the Notes to Consolidated Financial Statements).

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES
(dollar amounts in thousands)

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

The following payments were made to affiliates of the General Partner for the three months ended March 31, 1997 and 1996 (in thousands):

                                                    1997            1996
Property management fees                            $ 39            $ 41
Reimbursement for services of affiliates               8               8


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


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes and a retail center. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 1997 and 1996:


                                                        Average
                                                       Occupancy
         Property                                    1997         1996

         Terrace Royale Apartments
           Bothell, Washington                       96%          96%

         Cheyenne Woods Apartments
           North Las Vegas, Nevada                   94%          98%

         Greystone South Plaza Center
           Lenexa, Kansas                            78%          77%

         Deerfield Apartments
           Memphis, Tennessee                        86%          99%

The decrease in occupancy at Deerfield and Cheyenne Woods is attributable to the construction of new complexes in the local market.

The Partnership realized a net loss of $54,000 for the three months ended March 31, 1997, compared to a net loss of $15,000 for the three months ended March 31, 1996. The increase in net loss was attributable to a decrease in rental income at Deerfield and Cheyenne Woods Apartments, due to decreases in occupancy.
Other income increased due to lease cancellation fees at the residential properties. Operating expenses increased for the three months ended March 31, 1997, compared to the corresponding period of 1996 partially due to an increase in utilities expense at Deerfield and Cheyenne Woods Apartments. Included in maintenance expense is approximately $3,000 and $8,000 of major repairs and maintenance for the three months ended March 31, 1997 and 1996, respectively, related to clubhouse furniture and exterior building improvements.

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

At March 31, 1997, the Partnership held unrestricted cash of $501,000 compared to $264,000 at March 31, 1996. Net cash provided by operating activities increased due to the collection of insurance proceeds at Terrace Royale Apartments. The insurance proceeds were used to replace the carports damaged by a snow storm at the property. Also attributing to the increase in net cash provided by operating activities was a decrease in payments to tax and insurance escrows.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets as well as future maturing mortgage obligations and relating refinancing expenses. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $12,835,000 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. No cash distributions were made during the first three months of 1997 or 1996.



                            PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


         a) Exhibit 27 - Financial Data Schedule

         b) Reports on Form 8-K:

            None filed during the quarter ended March 31, 1997.


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



                      Date: May 15, 1997