Form 10QSB
period 1997-06-30
UNITED INVESTORS GROWTH PROPERTIES
filed 1997-08-07
CIK 831663

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

              For the transition period from.........to.........

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


                                (864) 239-1000
                         (Issuer's telephone number)


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

                                June 30, 1997

Assets
  Cash and cash equivalents:
    Unrestricted                                               $   428
    Restricted-tenant security deposits                             84
  Accounts receivable, net of allowance
    of $55                                                          30
  Escrows for taxes and insurance                                  104
  Restricted escrow                                                 50
  Other assets                                                     163
  Investment properties:
    Land                                           $ 1,979
    Buildings and related personal property         15,124
                                                    17,103
    Less accumulated depreciation                   (4,532)     12,571

                                                               $13,430

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                             $    81
  Tenant security deposits                                          84
  Accrued taxes                                                     91
  Other liabilities                                                132
  Mortgage notes payable                                        12,772

Partners' Capital (Deficit)
  General partner's                                $    (3)
  Limited partners' (39,297 units issued
    and outstanding)                                   273         270

                                                               $13,430

          See Accompanying Notes to Consolidated Financial Statements


b)                     UNITED INVESTORS GROWTH PROPERTIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (in thousands, except unit data)

                                     Three Months Ended          Six Months Ended
                                          June 30,                   June 30,
                                      1997         1996         1997           1996
Revenues:
 Rental income                      $  746        $  739       $1,471        $1,491
 Other income                           38            29           75            49
    Total revenues                     784           768        1,546         1,540

Expenses:
 Operating                             255           247          483           457
 General and administrative             21            16           41            39
 Maintenance                            80            91          142           149
 Depreciation                          138           137          276           273
 Interest                              287           330          574           610
 Property taxes                         80            83          161           163
    Total expenses                     861           904        1,677         1,691

Minority interest in net
 loss of joint venture                  --             4           --             4

Net loss                            $  (77)       $ (132)      $ (131)       $ (147)
Net loss allocated to
 general partner (1%)               $   (1)       $   (1)      $   (1)       $   (1)
Net loss allocated to
 limited partners (99%)                (76)         (131)        (130)         (146)
                                    $  (77)       $ (132)      $ (131)       $ (147)
Net loss per limited
 partnership unit                   $(1.93)       $(3.33)      $(3.31)       $(3.72)

       See Accompanying Notes to Consolidated Financial Statements

c)                          UNITED INVESTORS GROWTH PROPERTIES

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                       (Unaudited)
                             (in thousands, except unit data)

                                    Limited
                                  Partnership     General       Limited
                                      Units      Partner's     Partners'       Total
Original capital contributions      39,297       $    --       $ 9,824       $ 9,824

Partners' (deficit) capital at
   December 31, 1996                39,297       $    (2)      $   403       $   401

Net loss for the six months
   ended June 30, 1997                  --            (1)         (130)         (131)

Partners' (deficit) capital at
   June 30, 1997                    39,297       $    (3)      $   273       $   270

               See Accompanying Notes to Consolidated Financial Statements

d)                       UNITED INVESTORS GROWTH PROPERTIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                                Six Months Ended
                                                                    June 30,
                                                               1997           1996
Cash flows from operating activities:
  Net loss                                                   $  (131)        $  (147)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Minority interest in net loss of
      joint venture                                               --              (4)
    Depreciation                                                 276             273
    Amortization of loan costs, lease commissions
      and loan premiums                                          (15)             36
    Change in accounts:
      Restricted cash                                             (6)             (5)
      Accounts receivable                                         (8)             17
      Escrows for taxes and insurance                             11             (32)
      Other assets                                               (38)              9
      Accounts payable                                            27              (2)
      Tenant security deposit liabilities                          5               7
      Accrued property taxes                                      49              49
      Other liabilities                                            2              (3)

         Net cash provided by operating activities               172             198

Cash flows from investing activities:
  Property improvements and replacements                         (43)            (38)
  Receipts from restricted escrows                                --              68

         Net cash (used in) provided by
           investing activities                                  (43)             30

Cash flows from financing activities:
  Liquidating distribution to minority interest                   --             (61)
  Payments of mortgage notes payable                             (91)            (82)
  Loan costs paid                                                 (9)             --

         Net cash used in financing activities                  (100)           (143)

Net increase in unrestricted cash and cash equivalents            29              85

Unrestricted cash and cash equivalents at beginning
  of period                                                      399             200

Unrestricted cash and cash equivalents at end of period      $   428         $   285

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $   593         $   584

            See Accompanying Notes to Consolidated Financial Statements

e)                       UNITED INVESTORS GROWTH PROPERTIES

                       CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of United Investors Growth Properties ("the Partnership"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - BASIS OF ACCOUNTING

The financial statements include the Partnership's operating divisions, Terrace Royale Apartments, Deerfield Apartments, and Greystone South Plaza Center. During 1994, Cheyenne Woods Apartments was restructured into a lower tier partnership, known as Cheyenne Woods United Investors, L.P. ("Cheyenne"), in which United Investors Growth Properties is the 99.99% limited partner.
Although legal ownership of the asset was transferred to a new entity, United Investors Growth Properties retained substantially all economic benefits from the property. The Partnership consolidates its interest in Cheyenne (whereby all accounts of Cheyenne are included in the consolidated financial statements of the Partnership with intercompany accounts being eliminated). In addition, the Partnership owned a 60% interest in Renaissance Village Associates ("Renaissance"). During the third quarter of 1995, Renaissance Village Apartments was sold. During the second quarter of 1996, a final distribution was made to the joint venturers and the joint venture was liquidated. (see "Note D" of the Notes to Consolidated Financial Statements).

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for property management services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to affiliates of the General Partner for the six months ended June 30, 1997 and 1996 (in thousands):

                                                           1997     1996
  Property management fees (included in
    operating expenses)                                     $79      $82
  Reimbursement for services of affiliates
   (included in general and administrative expenses)         16       16

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

NOTE D - SALE OF INVESTMENT PROPERTY

On August 30, 1995, Renaissance Village Apartments was sold to an unaffiliated party, Kauri Investments, Ltd. The Partnership recognized a gain on the sale of approximately $165,000. The minority interest share of this gain was approximately $66,000 The joint venture was liquidated during the second quarter of 1996 with the Partnership retaining approximately $92,000 and the minority interest holder receiving approximately $61,000 as liquidating distributions.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes and a retail center. The following table sets forth the average occupancy of the properties for the six month periods ended June 30, 1997 and 1996:


                                                         Average
                                                        Occupancy
         Property                                   1997         1996

         Terrace Royale Apartments
           Bothell, Washington                       94%          96%

         Cheyenne Woods Apartments
           North Las Vegas, Nevada                   95%          98%

         Greystone South Plaza Center
           Lenexa, Kansas                            78%          77%

         Deerfield Apartments
           Memphis, Tennessee                        86%          98%


The General Partner attributes the occupancy decrease at Deerfield to road construction in front of the apartment complex. The road construction was completed in 1997 and the General Partner anticipates occupancy will increase as a result. At June 30, 1997, occupancy had increased to 93%.

The Partnership realized a net loss of approximately $131,000 for the six months ended June 30, 1997, compared to a net loss of approximately $147,000 for the corresponding period of 1996. The net loss for the three months ended June 30, 1997, was approximately $77,000 compared to a net loss of approximately $132,000 for the three months ended June 30, 1996. The decrease in the net loss is attributable to increased other income and decreased interest expense in 1997. Other income increased primarily due to lease cancellation fees at the residential properties. Interest expense decreased due to a reduction in interest on the Greystone mortgage note.

Included in operating expense for the six months ended June 30, 1997, is approximately $13,000 of major repairs and maintenance comprised primarily of exterior building repairs and landscaping. Included in operating expense for the six months ended June 30, 1996 is approximately $36,000 of major repairs and maintenance comprised primarily of exterior building repairs and landscaping.

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

At June 30, 1997, the Partnership had unrestricted cash and cash equivalents of $428,000 compared to $285,000 at June 30, 1996. Net cash provided by operating activities decreased primarily due to increased lease commission payments during 1997. Net cash provided by investing activities decreased primarily due to no restricted escrow receipts in 1997 compared to $68,000 in 1996. Net cash used in financing activities decreased due to a liquidating distribution being made to the minority interest in Renaissance Village in 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $12,772,000 matures at various times with balloon payments due at maturity before which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. No cash distributions were made in 1996 or during the first six months of 1997.

Currently, the General Partner is negotiating to refinance the mortgage note payable encumbering Cheyenne Woods. The current note has an interest rate of 10.50% and is scheduled to mature May of 1999. As a result of the refinancing, $9,000 of loan costs have been paid during the six months ended June 30, 1997.
                            PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


         a) Exhibit 27 - Financial Data Schedule, is filed as an exhibit to this report.

         b) Reports on Form 8-K:

            None filed during the quarter ended June 30, 1997.


                                     SIGNATURES


  In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      UNITED INVESTORS GROWTH PROPERTIES

                      By:  United Investors Real Estate, Inc.
                           Its General Partner

                      By:  /s/ Carroll D. Vinson
                           Carroll D. Vinson
                           President


                      By:  /s/ Robert D. Long, Jr.
                           Robert D. Long, Jr.
                           Vice President/CAO


                      Date: August 7, 1997