Form 10QSB
period 1997-09-30
UNITED INVESTORS GROWTH PROPERTIES
filed 1997-11-07
CIK 831663

FORM 10-QSB.--QUARTERLY OR TRANSITIONAL REPORT
                         UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1997


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

                              September 30, 1997


Assets
  Cash and cash equivalents:
    Unrestricted                                                 $   369
    Restricted-tenant security deposits                               87
  Accounts receivable, net of allowance of $58                        20
  Escrows for taxes and insurance                                    118
  Restricted escrow                                                   50
  Other assets                                                       218
  Investment properties:
    Land                                          $ 1,979
    Buildings and related personal property        15,150
                                                   17,129
    Less accumulated depreciation                  (4,673)        12,456

                                                                 $13,318

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                               $    28
  Tenant security deposits                                            87
  Accrued taxes                                                      108
  Other liabilities                                                  137
  Mortgage notes payable, $3,764 in
     default (Note E)                                             12,763

Partners' Capital (Deficit)
  General partner's                               $    (4)
  Limited partners' (39,297 units issued
    and outstanding)                                  199            195

                                                                 $13,318


          See Accompanying Notes to Consolidated Financial Statements

b)                        UNITED INVESTORS GROWTH PROPERTIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                           (in thousands, except unit data)


                                      Three Months Ended        Nine Months Ended
                                         September 30,             September 30,
                                       1997         1996         1997         1996
Revenues:
 Rental income                       $  767       $  762       $2,238       $2,253
 Other income                            32           25          107           74
    Total revenues                      799          787        2,345        2,327

Expenses:
 Operating                              280          243          763          700
 General and administrative              22           17           63           56
 Maintenance                             59           75          201          224
 Depreciation                           141          139          417          412
 Interest                               270          304          844          914
 Property taxes                          80           74          241          237
    Total expenses                      852          852        2,529        2,543

Minority interest in net
 loss of joint venture                   --           --           --            4

Net loss before
 extraordinary loss                  $  (53)      $  (65)      $ (184)      $ (212)

Extraordinary loss on debt
 refinancing                            (22)          --          (22)          --
Net loss                             $  (75)      $  (65)      $ (206)      $ (212)

Net loss allocated to
  general partner (1%)               $   (1)      $   (1)      $   (2)      $   (2)
Net loss allocated to
  limited partners (99%)                (74)         (64)        (204)        (210)
                                     $  (75)      $  (65)      $ (206)      $ (212)
Net loss before extraordinary
  loss per limited partnership
  unit                               $(1.33)      $(1.63)      $(4.64)      $(5.34)
Extraordinary loss per limited
  partnership unit                     (.55)          --         (.55)          --
Net loss per limited partnership
  unit                               $(1.88)      $(1.63)      $(5.19)      $(5.34)

       See Accompanying Notes to Consolidated Financial Statements

c)                          UNITED INVESTORS GROWTH PROPERTIES

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                       (Unaudited)
                             (in thousands, except unit data)


                                    Limited
                                  Partnership    General       Limited
                                      Units      Partner's     Partners'       Total
Original capital contributions      39,297       $    --       $ 9,824       $ 9,824

Partners' (deficit) capital at
   December 31, 1996                39,297       $    (2)      $   403       $   401

Net loss for the nine months
   ended September 30, 1997             --            (2)         (204)         (206)

Partners' (deficit) capital at
   September 30, 1997               39,297       $    (4)      $   199       $   195

               See Accompanying Notes to Consolidated Financial Statements

d)                          UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                                Nine Months Ended
                                                                  September 30,
                                                              1997            1996
Cash flows from operating activities:
  Net loss                                                 $  (206)         $  (212)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Minority interest in net loss of
      joint venture                                             --               (4)
    Depreciation                                               417              412
    Amortization of loan costs, lease commissions
      and loan premium                                         (22)              52
    Extraordinary loss on debt refinancing                      22               --
    Change in accounts:
      Restricted cash                                           (9)              (7)
      Accounts receivable                                        2               17
      Escrows for taxes and insurance                           (3)               6
      Other assets                                             (47)             (16)
      Accounts payable                                         (26)              (5)
      Tenant security deposit liabilities                        8                9
      Accrued property taxes                                    66               43
      Other liabilities                                          7               13

         Net cash provided by operating activities             209              308

Cash flows from investing activities:
  Property improvements and replacements                       (69)             (59)
  Receipts from restricted escrows                              --               68

         Net cash (used in) provided by
            investing activities                               (69)               9

Cash flows from financing activities:
  Liquidating distribution to minority interest                 --              (61)
  Repayment of mortgage notes payable                         (133)            (125)
  Payoff of mortgage note principal                         (3,800)              --
  Proceeds from debt refinancing                             3,850               --
  Loan costs                                                   (87)              --

         Net cash used in financing activities                (170)            (186)

Net (decrease) increase in unrestricted cash and cash
 equivalents                                                   (30)             131

Unrestricted cash and cash equivalents at beginning
  of period                                                    399              200

Unrestricted cash and cash equivalents at end of period    $   369          $   331

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $   883          $   873

            See Accompanying Notes to Consolidated Financial Statements

e)                        UNITED INVESTORS GROWTH PROPERTIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of United Investors Growth Properties (the "Partnership"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - BASIS OF ACCOUNTING

During 1994, Cheyenne Woods Apartments was restructured into a lower tier partnership, known as Cheyenne Woods United Investors, L.P. During the third quarter of 1997 Cheyenne Woods United Investors, L.P. was restructured into a limited liability company known as Cheyenne Woods United Investors, L.L.C. ("Cheyenne"). United Investors Growth Properties owns 100% of the new entity. Although legal ownership of the asset was transferred to a new entity, United Investors Growth Properties retained all economic benefits from the property. The Partnership consolidates its interest in Cheyenne (whereby all accounts of Cheyenne are included in the consolidated financial statements of the Partnership with intercompany accounts being eliminated). In addition, the Partnership owned a 60% interest in Renaissance Village Associates ("Renaissance"). During the third quarter of 1995, Renaissance Village Apartments was sold. During the second quarter of 1996, a final distribution was made to the joint ventures and the joint venture was liquidated. (see "Note D" of the Notes to Consolidated Financial Statements).

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for property management services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner for the nine months ended September 30, 1997 and 1996 (in thousands):

                                                        1997          1996
Property management fees (included in
   operating expenses)                                  $119          $123
Reimbursement for services of affiliates
  (included in general and administrative expenses)       34            24

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

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

NOTE E - MORTGAGE NOTE PAYABLE, IN DEFAULT

The Partnership's mortgage note payable for Greystone South Plaza Center of approximately $3,764,000, net of loan premium, is currently in technical default. The note calls for interest only payments each month with the interest rate increasing from 8% to 9% on January 1, 1997. Due to the property's limited cash flow, the mortgage payment has been paid at 8% rather than 9% during the first nine months of 1997. The unpaid interest has been accrued for financial reporting purposes. The lender has not notified the Partnership of any intent to foreclose on the property.

NOTE F - REFINANCING AND EXTRAORDINARY LOSS

On August 8, 1997, the Partnership refinanced the mortgage encumbering Cheyenne Woods Apartments. The refinancing replaced indebtedness of approximately $3,800,000 with a new mortgage in the amount of $3,850,000 at an interest rate of 7.67%. Interest on the old mortgage was 10.5%. Payments are due on the first day of each month until the loan matures on September 1, 2007. Total capitalized loan costs were approximately $87,000 at September 30, 1997. The Partnership recognized an extraordinary loss in the amount of approximately $22,000 due to the write off of unamortized loan costs.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes and a retail center. The following table sets forth the average occupancy of the properties for the nine month periods ended September 30, 1997 and 1996:


                                               Average
                                              Occupancy
Property                                   1997        1996

Terrace Royale Apartments
  Bothell, Washington                       94%         97%

Cheyenne Woods Apartments
  North Las Vegas, Nevada                   95%         98%

Greystone South Plaza Center
  Lenexa, Kansas                            80%         77%

Deerfield Apartments
  Memphis, Tennessee                        88%         98%



The General Partner attributes the occupancy decrease at Deerfield to recently built new units in the market and road construction in front of the apartment complex. The road construction was completed in 1997 and the General Partner anticipates occupancy will increase as a result. Physical occupancy had improved to 95% at September 30, 1997. The occupancy decrease at Terrace Royale relates to rental increases during the past 12 months. The decreased occupancy at Cheyenne Woods is due to increased competition due to the recent completion of new apartment units in the local market.

The Partnership realized a net loss of approximately $206,000 for the nine months ended September 30, 1997, compared to a net loss of approximately $212,000 for the corresponding period of 1996. The net loss for the three months ended September 30, 1997, was approximately $75,000 compared to a net loss of approximately $65,000 for the three months ended September 30, 1996. Included in net loss for the three and nine months ended September 30, 1997, is an extraordinary loss of $22,000. The extraordinary loss is a result of the refinancing as discussed in "Item 1 - Note F - Refinancing and Extraordinary Loss."

The decrease in the loss before extraordinary loss for the three and nine months ended September 30, 1997 is primarily attributable to increased other income and decreased interest expense in 1997. Other income increased primarily due to increased lease cancellation fees at the residential properties. Interest expense decreased due to a reduction in interest on the Greystone mortgage note. Included in interest expense for Greystone for the nine months ended September 30, 1996, was a catch up of deferred interest on the Greystone mortgage related to the increasing interest rate, as required by the mortgage note. Also contributing to the decrease in interest expense was the Cheyenne Woods mortgage note being refinanced with an interest rate equal to 7.67% compared to the previous rate of 10.5% during the third quarter of 1997. These changes were partially offset by increased operating expenses at Cheyenne Woods and Deerfield.

Included in maintenance expense for the nine months ended September 30, 1997, is approximately $15,000 of major repairs and maintenance comprised primarily of exterior building repairs and landscaping. Included in maintenance expense for the nine months ended September 30, 1996 is approximately $45,000 of major repairs and maintenance comprised primarily of exterior building repairs and landscaping.

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

At September 30, 1997, the Partnership had unrestricted cash and cash equivalents of $369,000 compared to $331,000 at September 30, 1996. Net cash provided by operating activities decreased primarily due to increased lease commissions paid during 1997 and a decrease in accounts payable related to the timing of payments. Net cash used in investing activities increased primarily due to a decrease in receipts from restricted escrows. Net cash used in financing activities decreased primarily due to proceeds received from refinancing the mortgage note payable for Cheyenne Woods.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $12,763,000 matures at various times with balloon payments due at maturity before which time the properties will either be refinanced or sold. Currently the mortgage note payable for Greystone South Plaza Center of approximately $3,674,000 net of loan premium, is currently in technical default. The note calls for interest only payments each month with the interest rate increasing from 8% to 9% on January 1, 1997. Due to the property's limited cash flow, the mortgage payment has been paid at 8% rather than 9% during the first nine months of 1997. As a result, this property could be lost through foreclosure. However, the lender has not notified the Partnership of its intent to foreclose on the property. If the lender did foreclose on Greystone, the General Partner anticipates that the Partnership's liquidity would not be significantly impacted, as the property has operated at approximately break even on a cash flow basis during 1996 and 1997. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. No cash distributions were made in 1996 or during the first nine months of 1997.



                            PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


         a) Exhibits:  See Exhibit Index contained herein.

         b) Reports on Form 8-K:

            None filed during the quarter ended September 30, 1997.



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



                      UNITED INVESTORS GROWTH PROPERTIES

                      By: United Investors Real Estate, Inc.
                          Its General Partner

                      By: /s/Carroll D. Vinson
                          Carroll D. Vinson
                          President


                      By: /s/Robert D. Long, Jr.
                          Robert D. Long, Jr.
                          Vice President/CAO


                      Date: November 7, 1997




                       UNITED INVESTORS GROWTH PROPERTIES

                                 EXHIBIT INDEX


     Exhibit Number                    Description of Exhibit


        10.18 Multifamily Note dated August 7, 1997, by and between Cheyenne Woods, L.L.C., a South Carolina limited liability company, and Green Park Financial Limited Partnership, a District of Columbia Limited Partnership.

        27                       Financial Data Schedule.