Form 10KSB
period 1997-12-31
UNITED INVESTORS GROWTH PROPERTIES
filed 1998-03-26
CIK 831663

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                             UNDER SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                    For the fiscal year ended December 31, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Partnership's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $3,145,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days: Market value information for the Partnership's partnership interests is not available.
Should a trading market develop for these interests, it is the General Partner's belief that the aggregate market value of the voting partnership's interest would not exceed $25,000,000.

                        DOCUMENTS INCORPORATED BY REFERENCE
1.Portions of the Prospectus of Partnership dated June 13, 1988 (included in Registration Statement, No. 33-21114, of Partnership) are incorporated by reference into Parts I and III.


                                    PART I

ITEM 1.     DESCRIPTION OF BUSINESS

United Investors Growth Properties (the "Registrant" or "Partnership"), a Missouri Limited Partnership, was organized as a limited partnership under the laws of the State of Missouri pursuant to a Certificate of Limited Partnership filed on July 1, 1988, with the Missouri Secretary of State. The Partnership is governed by an Agreement of Limited Partnership dated October 24, 1988. United Investors Real Estate, Inc., a Delaware corporation, is the sole general partner (the "General Partner") of the Partnership. Effective December 31, 1992, 100% of the General Partner's Common Stock was purchased by MAE GP Corporation ("MAE GP"), which is wholly owned by Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the General Partner is now a wholly-owned subsidiary of IPT. On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

The Partnership is engaged in the business of acquiring and operating multifamily residential and commercial properties and other income producing real estate. The Partnership has acquired three multifamily residential properties and a retail center which includes medical office space. In addition, the Partnership owned a 60% interest in a joint venture which owned a multifamily residential property. During the third quarter of 1995, this multifamily residential property was sold (see "Note B" of the Notes to Consolidated Financial Statements, included in "Item 7. Financial Statements"). The remaining properties are further described in "Item 2. Description of Properties" below.

Commencing on or about June 13, 1988, the Partnership began offering through Waddell & Reed, Inc., a former affiliate of the Partnership (the "Selling Agent"), up to a maximum of 80,000 Units of limited partnership interest (the "Units") at $250 per Unit with a minimum required purchase of eight Units or $2,000 (four Units or $1,000 for an Individual Retirement Account). Limited partners (the "Limited Partners") are not required to make any additional capital contributions. The Units were registered under the Securities Act of 1933, as amended (the "Act"), under Registration Statement No. 33-21114, which Registration Statement was declared effective on June 13, 1988.

The offering of Units terminated June 13, 1990. Upon termination of the offering, the Partnership had accepted subscriptions for 39,297 Units resulting in Gross Offering Proceeds of $9,824,000.

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

The real estate business is highly competitive. The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located, and the Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by related parties to engage in business which may be competitive with the Partnership.

The Partnership has no employees. Management and administrative services are performed by affiliates of Insignia. The property manager is responsible for the day-to-day operations of each property. The General Partner has also selected affiliates of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, these affiliates provide all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of property and partnership management, see "Item 12. Certain Relationship and Related Transactions", which descriptions are herein incorporated by reference.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

ITEM 2.   DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investments in properties:

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

Cheyenne Woods Apartments       04/18/89   Fee ownership subject   Apartment
North Las Vegas, Nevada                    to first mortgage       160 units


Greystone South Plaza Center    11/27/89   Fee ownership subject   Retail and
Lenexa, Kansas                             to first mortgage       Medical Center
                                                                   55,000 sq. ft.

Deerfield Apartments            10/24/90   Fee ownership subject   Apartment
Memphis, Tennessee                         to first mortgage       136 units


SCHEDULE OF PROPERTIES (IN THOUSANDS):


                      Gross
                     Carrying      Accumulated     Useful              Federal
Property              Value       Depreciation      Life     Method   Tax Basis

Terrace Royale       $ 4,471          $1,303      5-40 yrs    S/L    $  3,144
Cheyenne Woods         6,048           1,680      5-40 yrs    S/L       4,409
Greystone South        2,126             623      5-40 yrs    S/L       4,290
Deerfield              4,550           1,192      5-40 yrs    S/L       3,320
  Totals             $17,195          $4,798                         $ 15,163

See "Note A" of the Notes to Consolidated Financial Statements included in "Item
7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES (IN THOUSANDS):


                    Principal                                        Principal
                    Balance At     Stated      Period                 Balance
                   December 31,   Interest   Amortized   Maturity      Due At
Property               1997         Rate        (A)        Date       Maturity

Terrace Royale       $ 2,481       8.50%(1)   20 years     11/98      $ 2,417

Cheyenne Woods         3,842       7.67%      30 years     09/07        3,360

Greystone South        3,605       9.00%(2)     (2)        12/99        3,605

Deerfield              3,600       7.34%      30 years     12/04        3,303

   Total              13,528                                          $12,685

Deferred Interest        141
                     $13,669

(A) The mortgage loans on each of the properties mature at various times with balloon payments due at maturity.

(1) The interest rate on the mortgage loan collateralized by the Terrace Royale Apartments was fixed at an annual rate of 10% for the first five years (through November 1993). The terms of the note were modified to reduce the interest rate to 8.5% for the remaining five years.

(2) The mortgage loan collateralized by Greystone South requires monthly payments of interest only to maturity and additional quarterly contingent interest payments to be made equal to 50% of the net cash flow from operations of Greystone South. Contingent interest payments of $2,000 were made in 1996. No contingent interest payments were required in 1997. The interest rate increased from 8% to 9% in 1997. Interest on the mortgage is computed using the effective interest method at an imputed rate of 6.8%. The related deferred interest is included in the mortgage notes payable balance. For part of 1997, Greystone's mortgage note payable was in technical default because the mortgage payments were being paid at 8% rather than the required 9%. At December 31, 1997, the interest payments on the debt were current, with the monthly payments being made at 9%. At December 31, 1997 the mortgage was in technical default due to nonpayment of property taxes due in December 1997.

On August 8, 1997, the Partnership refinanced the mortgage encumbering Cheyenne Woods Apartments. The refinancing replaced indebtedness of approximately $3,800,000 with a new mortgage in the amount of $3,850,000 at an interest rate of 7.67%. Interest on the old mortgage was 10.5%. Payments are due on the first day of each month until the loan matures on September 1, 2007. Total capitalized loan costs were approximately $87,000. The Partnership recognized an extraordinary loss in the amount of approximately $22,000 due to the write off of unamortized loan costs.

On November 20, 1997, the Partnership refinanced the mortgage encumbering Deerfield Apartments. The refinancing replaced indebtedness of approximately $2,634,000 with a new mortgage in the amount of $3,600,000 at an interest rate of 7.34%. Interest on the old mortgage was 9.15%. Payments are due on the first day of each month until the loan matures on December 1, 2004. Total capitalized loan costs were approximately $96,000. The Partnership recognized an extraordinary loss in the amount of approximately $14,000 due to the write off of unamortized loan costs.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                               Average Annual            Average Annual
                                Rental Rates                Occupancy
                             1997           1996         1997       1996

Terrace Royale Apts.    $9,519/unit    $8,782/unit        95%        97%
Cheyenne Woods Apts.     6,792/unit     6,427/unit        95%        97%
Deerfield Apts.          6,387/unit     6,174/unit        90%        98%
Greystone South Plaza    8.88/sq.ft.    9.02/sq.ft.       80%        77%

The General Partner attributes the occupancy decrease at Deerfield to recently built new units in the market and road construction in front of the apartment complex. The road construction was completed in 1997 and the General Partner anticipates occupancy will increase as a result. As of December 31, 1997, physical occupancy at Deerfield had improved to 94%.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes and commercial buildings in the localities in which they operate. The General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

The following is a schedule of the lease expirations at Greystone South Plaza for the years 1998-2007:


                   Number of                                       % of Gross
                  Expirations     Square Feet     Annual Rent     Annual Rent
                                                 (in thousands)

1998                   2             3,900         $  36              9.4%
1999                   6            13,367            92             24.0%
2000                   5            11,864            95             24.7%
2001                   2             4,800            57             15.0%
2002                   2             6,540            73             19.0%
2003                   0                 0             0              0.0%
2004                   1             2,100            29              7.5%
2005-2007              0                 0             0              0.0%


The following schedule reflects information on the only tenant leasing 10% or more of the leasable square footage of Greystone South Plaza.

                         Square Footage     Annual rent per       Lease
 Nature of Business         Leased           Square Foot        Expiration

 Home furnishing             5,537             $ 3.41              (1)

(1) The tenant leases 770 square feet on a month-to-month basis and 4,767 square feet with a lease expiration of 4/30/99.

SCHEDULE OF REAL ESTATE TAXES (IN THOUSANDS) AND RATES:

                                               1997          1997
                                              Taxes          Rate

               Terrace Royale                  $72           1.56%
               Cheyenne Woods                   69           1.12%
               Greystone South                  80           2.90%
               Deerfield                        88           6.34%

ITEM 3.  LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended December 31, 1997 no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.


                                      PART II

ITEM 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

At January 1, 1998, the number of holders of record of Limited Partnership Units was 1,107. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions to the Limited Partners or to the General Partner in 1997 or 1996. A distribution of $400,000 was declared and paid in the first quarter of 1998. This distribution represented a portion of the net proceeds from the mortgage refinancing of Deerfield Apartments. Future distributions will depend on the levels of cash generated from operations, property sales, refinancings, and the availability of cash reserves.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized a net loss for the year ended December 31, 1997, of approximately $327,000 compared to a net loss for the year ended December 31, 1996 of approximately $268,000. The increase in net loss is partially attributable to the extraordinary loss of $36,000 resulting from the refinancing of debt on two of the Partnership's properties as discussed below in "Liquidity and Capital Resources". The $36,000 loss represented unamortized loan costs on the refinanced debt, which were written off at the time of the refinancings.
The loss before extraordinary loss for the year ended December 31, 1997, was approximately $291,000 compared to a loss for the year ended December 31, 1996 of approximately $268,000.

The increase in the loss before extraordinary loss for the year ended December 31, 1997, is primarily attributable to increased operating expense in 1997.
This increase was largely due to increased advertising costs and concessions, as well as utility charges for vacant units at Deerfield, which experienced lower occupancy in the first half of 1997. Also included in operating expense for the year ended December 31, 1997, was approximately $75,000 of major repairs and maintenance comprised primarily of exterior painting and parking lot repairs. Included in operating expense for the year ended December 31, 1996, was approximately $50,000 of major repairs and maintenance comprised primarily of exterior building repairs and landscaping. Partially offsetting the increase in operating expense was decreased interest expense due to a reduction in interest on the Greystone mortgage note. Included in interest expense for Greystone for the year ended December 31, 1996, was a catch up of deferred interest on the Greystone mortgage related to the increasing interest rate, as required by the mortgage note. Also contributing to the decrease in interest expense was the refinancing of the Cheyenne Woods mortgage note at a lower interest rate, as discussed below in "Liquidity and Capital Resources." Also partially offsetting the increase in operating expense was an increase in other income and a 1997 gain on a casualty event of $22,000. Other income increased primarily due to increased lease cancellation fees at the residential properties. The casualty gain relates to the replacement of storm-damaged carports at Terrace Royale.

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

Liquidity and Capital Resources

At December 31, 1997, the Partnership had cash and cash equivalents of approximately $1,120,000 compared to approximately $399,000 at December 31, 1996. The net increase in cash and cash equivalents for the year ended December 31, 1997 was $721,000 compared to a net increase of $199,000 for the year ended December 31, 1996. Net cash provided by operating activities decreased primarily due to increased operating costs, as discussed above, and increased other assets. Net cash used in investing activities increased due to increased property improvements and increased deposits to restricted escrows, as a result of escrows established with the refinancings of Cheyenne Woods and Deerfield Apartments. Net cash provided by financing activities increased due to net proceeds received from refinancing the mortgage notes payable at Cheyenne Woods and Deerfield Apartments.

On August 8, 1997, the Partnership refinanced the mortgage encumbering Cheyenne Woods Apartments. The refinancing replaced indebtedness of approximately $3,800,000 with a new mortgage in the amount of $3,850,000 at an interest rate of 7.67%. Interest on the old mortgage was 10.5%. Payments are due on the first day of each month until the loan matures on September 1, 2007. Total capitalized loan costs were approximately $87,000. The Partnership recognized an extraordinary loss in the amount of approximately $22,000 due to the write off of unamortized loan costs.

On November 20, 1997, the Partnership refinanced the mortgage encumbering Deerfield Apartments. The refinancing replaced indebtedness of approximately $2,634,000 with a new mortgage in the amount of $3,600,000 at an interest rate of 7.34%. Interest on the old mortgage was 9.15%. Payments are due on the first day of each month until the loan matures on December 1, 2004. Total capitalized loan costs were approximately $96,000. The Partnership recognized an extraordinary loss in the amount of approximately $14,000 due to the write off of unamortized loan costs.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets as well as future maturing mortgage obligations and related refinancing expenses. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $13,669,000 matures at various times with balloon payments due at maturity before which time the properties will either be refinanced or sold. The mortgage encumbering Terrace Royale matures in November 1998. The General Partner expects to refinance the debt before the maturity date. Currently the mortgage note payable for Greystone South Plaza Center of approximately $3,605,000 net of loan premium is currently in technical default. Due to the property's limited cash flow, real property taxes on Greystone due in December, 1997 have not been paid. As a result, this property could be lost through foreclosure. However, the lender has not notified the Partnership of its intent to foreclose on the property. If the lender did foreclose on Greystone, the General Partner anticipates that the Partnership's liquidity would not be significantly impacted, as the property has operated at approximately break even on a cash flow basis during 1996 and 1997. No distributions were made to the Limited Partners or to the General Partner in 1997 or 1996. A distribution of $400,000 was declared and paid in the first quarter of 1998. This distribution represented a portion of the net proceeds from the mortgage refinancing of Deerfield. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. The General Partner does not anticipate making any further distributions in 1998.

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7.  FINANCIAL STATEMENTS


UNITED INVESTORS GROWTH PROPERTIES

LIST OF FINANCIAL STATEMENTS



  Independent Auditors' Report

  Consolidated Balance Sheet - December 31, 1997

  Consolidated Statements of Operations - Years ended December 31, 1997 and 1996

  Consolidated Statement of Changes in Partners Capital (Deficit) - Years ended December 31, 1997 and 1996

  Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996

  Notes to Consolidated Financial Statements






INDEPENDENT AUDITORS' REPORT

The Partners
United Investors Growth Properties
(A Missouri Limited Partnership)

We have audited the accompanying consolidated balance sheet of United Investors Growth Properties (A Missouri Limited Partnership) ("the Partnership") as of December 31, 1997, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Greenville, South Carolina
February 17, 1998
except for Note K, as to which the date is March 17, 1998



                         UNITED INVESTORS GROWTH PROPERTIES

                             CONSOLIDATED BALANCE SHEET

                                 December 31, 1997
                        (in thousands, except unit data)




Assets
  Cash and cash equivalents                                          $ 1,120
  Receivables and deposits, net of
    allowance of $58                                                     223
  Restricted escrows                                                     109
  Other assets                                                           298
  Investment properties (Notes A and I):
    Land                                           $ 1,979
    Buildings and related personal property         15,216
                                                    17,195
    Less accumulated depreciation                   (4,798)           12,397

                                                                     $14,147


Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                   $    43
  Tenant security deposits payable                                        86
  Accrued property taxes                                                 124
  Other liabilities                                                      151
  Mortgage notes payable, $3,605 in default
    (Note C)                                                          13,669

Partners' Capital (Deficit) (Note D)
  General partner's                                $    (5)
  Limited partners' (39,297 units issued
    and 39,287 outstanding)                             79                74

                                                                     $14,147

          See Accompanying Notes to Consolidated Financial Statements


                       UNITED INVESTORS GROWTH PROPERTIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                       Year Ended December 31,
                                                          1997         1996
Revenues:
 Rental income                                           $2,987       $3,000
 Other income                                               136          100
 Gain on casualty event (Note G)                             22           --
    Total revenues                                        3,145        3,100

Expenses:
 Operating                                                1,379        1,222
 General and administrative                                  77           73
 Depreciation                                               561          550
 Interest                                                 1,107        1,219
 Property taxes                                             312          308
    Total expenses                                        3,436        3,372

Minority interest in net loss of joint
 venture (Note B)                                            --            4

Loss before extraordinary loss                             (291)        (268)

Extraordinary loss on early extinguishment
 of debt (Note C)                                           (36)          --
Net loss                                                 $ (327)      $ (268)

Net loss allocated to general partner (1%)               $   (3)      $   (3)

Net loss allocated to limited partners (99%)               (324)        (265)
                                                         $ (327)      $ (268)

Net loss per limited partnership unit:
 Loss before extraordinary loss                          $(7.33)      $(6.74)
 Extraordinary loss on early extinguishment of debt        (.91)          --
 Net loss per limited partnership unit                   $(8.24)      $(6.74)

          See Accompanying Notes to Consolidated Financial Statements


                       UNITED INVESTORS GROWTH PROPERTIES

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership   General     Limited
                                     Units     Partner    Partners      Total

Original capital contributions     39,297     $     --    $ 9,824     $ 9,824

Partners' capital at
   December 31, 1995               39,297     $      1    $   668     $   669

Net loss for the year ended
   December 31, 1996                   --           (3)      (265)       (268)

Partners' (deficit) capital at
   December 31, 1996               39,297           (2)       403         401

Abandonment of limited
     partnership units (Note J)       (10)          --         --          --

Net loss for the year ended
   December 31, 1997                   --           (3)      (324)       (327)

Partners' (deficit) capital at
   December 31, 1997               39,287     $     (5)   $    79     $    74

          See Accompanying Notes to Consolidated Financial Statements


                       UNITED INVESTORS GROWTH PROPERTIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                         Year Ended December 31,
                                                             1997       1996

Cash flows from operating activities:
   Net loss                                              $  (327)     $  (268)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Minority interest in net loss
      of joint venture                                         --          (4)
     Depreciation                                             561         550
     Amortization of loan costs, lease commissions,
      loan premium and intangible assets                      (31)         70
     Extraordinary loss on early extinguishment of debt        36          --
     Gain on casualty event                                   (22)         --
     Change in accounts:
      Receivables and deposits                                 (8)         26
      Other assets                                            (54)         18
      Accounts payable                                        (11)          6
      Tenant security deposits payable                          7           6
      Accrued property taxes                                   82          (3)
      Other liabilities                                        21          29

         Net cash provided by operating activities            254         430

Cash flows from investing activities:
   Property improvements and replacements                    (182)        (74)
   Net (deposits to) receipts from restricted escrows         (59)         68
   Net insurance proceeds from casualty event                  50          --

         Net cash used in investing activities               (191)         (6)

Cash flows from financing activities:
   Liquidating distribution to minority interest               --         (61)
   Payments of mortgage notes payable                        (175)       (164)
   Repayment of mortgage debt                              (6,434)         --
   Proceeds from debt refinancing                           7,450          --
   Loan costs paid                                           (183)         --

         Net cash provided by (used in)
              financing activities                            658        (225)

Net increase in cash and cash equivalents                     721         199

Cash and cash equivalents at beginning of year                399         200

Cash and cash equivalents at end of year                  $ 1,120     $   399

Supplemental disclosure of cash flow information:
   Cash paid for interest                                 $ 1,154     $ 1,120

          See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                   Notes to Consolidated Financial Statements

                               December 31, 1997


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: United Investors Growth Properties (the "Partnership"), a Missouri Limited Partnership, was organized in July 1988, and the initial group of limited partners was admitted on October 24, 1988. Additional partners were admitted through June 1990.

The Partnership was formed to acquire and operate certain types of income-producing real estate. United Investors Real Estate, Inc. (the "General Partner") is the general partner. Effective December 31, 1992, 100% of the General Partner's common stock was purchased by MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the General Partner is now a wholly-owned subsidiary of IPT.

Basis of accounting: The accompanying financial statements of the Partnership are prepared on the accrual basis and, therefore, revenue is recorded as earned and costs and expenses are recorded as incurred.

Cash and Cash Equivalents: The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Income taxes: For income tax purposes, the Partnership reports revenue and costs and expenses on the accrual method. No income tax provisions have been shown in the accompanying statements of operations since the partners are taxed individually.

Investment properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with "Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Depreciation is computed using straight-line methods over estimated useful lives of fifteen to forty years for buildings and improvements and five to twelve years for furniture and fixtures. Commercial tenant improvements are depreciated over the terms of the respective leases.

Fair Value of Financial Instruments: "SFAS No. 107, Disclosures about Fair Value of Financial Instruments", as amended by "SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Principles of consolidation: The Partnership reflected its interest in Renaissance Village utilizing full consolidation whereby all of the accounts of the joint venture were included in the Partnership's financial statements (with intercompany accounts being eliminated). The minority partners' share of the joint ventures' assets and liabilities were reflected as a liability in the balance sheet of the Partnership. Earnings and losses attributable to the minority partners' ownership of the joint venture were reflected as a reduction or addition to income in the statement of operations. During the third quarter of 1995, Renaissance Village Apartments was sold. During the second quarter of 1996, a final distribution was made to the joint venturers and the joint venture was liquidated.

During 1994, Cheyenne Woods Apartments was restructured into a lower tier partnership, known as Cheyenne Woods United Investors, L.P. During the third quarter of 1997 Cheyenne Woods United Investors, L.P. was restructured into a limited liability company known as Cheyenne Woods United Investors, L.L.C. ("Cheyenne"). United Investors Growth Properties owns 100% of the new entity. Although legal ownership of the asset was transferred to a new entity, United Investors Growth Properties retained the ability to control the major operating and financial policies of the property and all economic benefits from the property. As a result, the Partnership consolidates its interest in Cheyenne (whereby all accounts of Cheyenne are included in the consolidated financial statements of the Partnership with intercompany accounts being eliminated).

During the fourth quarter of 1997 Deerfield Apartments was organized into a limited liability company known as Deerfield Apartments, L.L.C. ("Deerfield"). United Investors Growth Properties owns 100% of the new entity. Although legal ownership of the asset was transferred to a new entity, United Investors Growth Properties retained the ability to control the major operating and financial policies of the property and all economic benefits from the property. As a result, the Partnership consolidates its interest in Deerfield (whereby all accounts of Deerfield are included in the consolidated financial statements of the Partnership with intercompany accounts being eliminated).

Other assets: Included in other assets are loan costs, deferred rental income and leasing commissions which are amortized over the terms of the related notes and leases, respectively.

Loan costs: Loan costs are deferred and are amortized as interest expense over the terms of the related loans. Unamortized loan costs of approximately $185,000 are included in other assets at December 31, 1997.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was $43,000 and $31,000 for the years ended December 31, 1997 and 1996, respectively.

Reclassifications: Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - INVESTMENT IN JOINT VENTURE

The Partnership owned a 60% interest in Renaissance Village Associates ("Renaissance"), a joint venture with United Investors Growth Properties II, an affiliated partnership, in which the General Partner is also the sole General Partner.

On August 30, 1995, Renaissance Village Apartments was sold to an unaffiliated party, Kauri Investments, Ltd. The Partnership recognized a gain on the sale of approximately $165,000. The minority interest share of this gain was approximately $66,000. The joint venture was liquidated during the second quarter of 1996 with the Partnership retaining approximately $92,000 and the minority interest holder receiving approximately $61,000 as a liquidating distribution.

NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows (in thousands):


                        Principal    Monthly                        Principal
                       Balance At    Payment    Stated               Balance
                      December 31,  Including  Interest  Maturity     Due At
Property                  1997       Interest    Rate      Date      Maturity

Terrace Royale Apts.    $ 2,481       $ 24       8.50%     11/98    $ 2,417

Cheyenne Woods Apts.      3,842         27       7.67%      9/07      3,360

Greystone South
   Plaza Center           3,605         27       9.00%     12/99      3,605

Deerfield Apartments      3,600         25       7.34%     12/04      3,303

    Total                13,528      $ 103

Deferred interest           141

                        $13,669


The mortgage notes payable are nonrecourse and are secured by a pledge of the respective properties and by a pledge of revenues from operation of the respective properties. The mortgage loans collateralized by the Terrace Royale Apartments, Cheyenne Woods Apartments and Deerfield Apartments each contain clauses providing for prepayment penalties if the loans are repaid prior to maturity.

On August 8, 1997, the Partnership refinanced the mortgage encumbering Cheyenne Woods Apartments. The refinancing replaced indebtedness of approximately $3,800,000 with a new mortgage in the amount of $3,850,000 at an interest rate of 7.67%. Interest on the old mortgage was 10.5%. Payments are due on the first day of each month until the loan matures on September 1, 2007. Total capitalized loan costs were approximately $87,000. The Partnership recognized an extraordinary loss in the amount of approximately $22,000 due to the write off of unamortized loan costs.

On November 20, 1997, the Partnership refinanced the mortgage encumbering Deerfield Apartments. The refinancing replaced indebtedness of approximately $2,634,000 with a new mortgage in the amount of $3,600,000 at an interest rate of 7.34%. Interest on the old mortgage was 9.15%. Payments are due on the first day of each month until the loan matures on December 1, 2004. Total capitalized loan costs were approximately $96,000. The Partnership recognized an extraordinary loss in the amount of approximately $14,000 due to the write off of unamortized loan costs.

The mortgage loan collateralized by Greystone South requires monthly payments of interest only to maturity and additional quarterly contingent interest payments to be made equal to 50% of the net cash flow from operations of Greystone South. Contingent interest payments of $2,000 were made in 1996. No contingent interest payments were required in 1997. The interest rate increased from 8% to 9% in 1997. Interest on the mortgage is computed using the effective interest method at an imputed rate of 6.8%. The related deferred interest is included in the mortgage notes payable balance. For part of 1997, Greystone's mortgage note payable was in technical default because the mortgage payments were being paid at 8% rather than the required 9%. At December 31, 1997, the interest payments on the debt were current, with the monthly payments being made at 9%. At December 31, 1997 the mortgage was in technical default due to nonpayment of property taxes due in December 1997.

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 1997, are as follows (in thousands):

                             1998                     $ 6,155
                             1999                          75
                             2000                          81
                             2001                          87
                             2002                          93
                          Thereafter                    7,037
                                                      $13,528

NOTE D - PARTNERS' CAPITAL (DEFICIT)

ALLOCATIONS OF NET INCOME AND LOSS - In accordance with the partnership agreement, net income and net loss (as defined in the Partnership agreement, income or loss of the Partnership determined without regard to gain or loss from sale) shall be allocated 1% to the General Partner and 99% to the limited partners.

DISTRIBUTIONS - The Partnership allocates distributions 1% to the General Partner and 99% to the limited partners. On February 15, 1998, the Partnership made a distribution to the partners of approximately $400,000.

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

NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES (IN THOUSANDS)

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for property management services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner in 1997 and 1996:

                                                        1997           1996
     Property management fees (included
     in operating expenses)                           $ 160           $ 162

     Reimbursement for services of
       affiliates, including $7,000 of
       construction services reimburse-
       ments in 1997 (included in invest-
       ment properties and general and
       administrative and operating expenses)            42              32

Additionally, the Partnership paid approximately $21,000 to affiliates of Insignia for reimbursements of costs, related to the refinancing of Deerfield in November 1997. These costs were capitalized as loan costs and are being amortized over the term of the loan.

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

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

The future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1997, are as follows (in thousands):


                   Years Ending December 31,

                             1998              $   365
                             1999                  306
                             2000                  216
                             2001                  148
                             2002                  106
                          Thereafter                61

                                               $ 1,202

NOTE G - CASUALTY EVENT

In 1997, a major snowstorm destroyed the carports at Terrace Royale. The carports were rebuilt from proceeds received from the insurance provider, and the remaining basis of the old carports was written off in 1997. A casualty gain of $22,000 was recognized as a result of this snowstorm.

NOTE H - PARTNER TAX INFORMATION

The following is a reconciliation between net loss as reported in the consolidated financial statements and federal taxable loss allocated to the partners in the Partnership's tax return for the years ended December 31, 1997 and 1996 (in thousands, except per unit data):

                                                     1997           1996

Net loss as reported                              $  (327)        $ (268)
Add (deduct):
 Deferred revenue and other
   liabilities                                       (111)            17
 Depreciation differences                             (81)           (84)
 Accrued expenses                                      18              1
 Nondeductible reserves and
   allowances                                           3            (10)

Federal taxable loss                              $  (498)        $ (344)

Federal taxable loss per limited
 partnership unit                                 $(12.55)        $(8.68)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 1997 (in thousands):

  Net assets as reported                             $   74
  Differences in basis of assets and
    liabilities:
      Investment properties at cost                   3,199
      Accumulated depreciation                         (433)
      Other assets and liabilities                      308
      Syndication costs                               1,362

  Net assets - tax basis                             $4,510


NOTE I - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(IN THOUSANDS)


                                          Initial cost
                                          To Partnership
                                                                   Net Cost
                                                  Buildings       Capitalized
                                                 and Related    (Written Down)
                                                  Personal      Subsequent to
Description          Encumbrances      Land       Property       Acquisition

Terrace Royale        $ 2,481        $   653       $ 3,496         $   322

Cheyenne Woods          3,842            587         4,980             481

Greystone South         3,605          1,287         3,449          (2,610)

Deerfield               3,600            240         3,891             419

    Totals            $13,528        $ 2,767       $15,816         $(1,388)


                 Gross Amount At Which Carried
                      At December 31, 1997

                                Buildings
                                  And
                                Personal              Accumulated       Date of       Date      Depreciable
Description            Land     Property     Total    Depreciation   Construction   Acquired    Life-Years
Terrace Royale       $  653     $ 3,818   $ 4,471      $ 1,303         1987-1988    11/01/88       5-40

Cheyenne Woods          587       5,461     6,048        1,680           1988       04/18/89       5-40

Greystone South         499       1,627     2,126          623           1985       11/27/89       5-40

Deerfield               240       4,310     4,550        1,192           1986       10/24/90       5-40

   Totals            $1,979     $15,216   $17,195      $ 4,798


Reconciliation of "Investment Properties and Accumulated Depreciation":


                                                Years Ended December 31,
                                                  1997           1996
Investment Properties

Balance at beginning of year                    $17,060         $16,986
   Property improvements                            182              74
   Disposition of property                          (47)             --
Balance at End of Year                          $17,195         $17,060

Accumulated Depreciation

Balance at beginning of year                    $ 4,256         $ 3,706
 Additions charged to expense                       561             550
 Disposition of property                            (19)             --
Balance at End of Year                          $ 4,798         $ 4,256


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997, is approximately $20,395,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 is approximately $5,232,000.

NOTE J - LIMITED PARTNERSHIP UNITS

In 1997, the number of Limited Partnership Units decreased by 10 units due to a limited partner abandoning its units. In abandoning his or her Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the Limited Partner will still be allocated his or her share of the income or loss for the entire year. The loss per limited partnership units in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year.

NOTE K - SUBSEQUENT EVENT

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Deloitte & Touche LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.



                                      PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Partnership has no officers or directors. United Investor Real Estate, Inc. ("UIRE" or the "General Partner") manages and controls the Partnership and has general responsibility and authority in all matters affecting its business. Effective December 31, 1992, 100% of the General Partner's Common Stock was purchased by MAE GP Corporation ("MAE GP"), which is wholly owned by Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the General Partner is now a wholly owned subsidiary of IPT. On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

The names of the directors and executive officers of UIRE, their ages and the nature of all positions with UIRE presently held by them are set forth below. There are no family relationships between or among any officers and directors.

Name                                Age         Position

Carroll D. Vinson                   57          President and Director

Robert D. Long, Jr.                 30          Vice President and
                                                Chief Accounting Officer

William H. Jarrard, Jr.             51          Vice President

Daniel M. LeBey                     32          Secretary

Kelley M. Buechler                  40          Assistant Secretary


Carroll D. Vinson has been President and Director of the General Partner and President of MAE, and subsidiaries since August of 1994. He has acted as Chief Operating Officer of IPT since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director - President during 1991.

Robert D. Long, Jr. has been Vice President and Chief Accounting Officer of the General Partner since August 1994. Mr. Long joined MAE in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

William H. Jarrard, Jr. has been Vice President of the General Partner since December 1992. He has acted as Senior Vice President of IPT since May 1997.
Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Daniel M. LeBey has been Secretary of the General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the General Partner since December 1992 and Assistant Secretary of Insignia since 1991.

ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12" below.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Except as provided below, as of January 1, 1998, no person was known by the Partnership to be the beneficial owner of more than 5 percent (5%) of the Units of the Partnership:

NAME AND ADDRESS                       NUMBER OF UNITS   PERCENT OF TOTAL

United Investors Real Estate, Inc.          3,926               10%
One Insignia Financial Plaza
Greenville, SC 29602

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for property management services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner in 1997 and 1996 (in thousands):


                                                       1997            1996

     Property management fees                         $ 160           $ 162

     Reimbursement for services of
       affiliates, including $7,000 of
       construction services reimburse-
       ments in 1997                                     42              32

Additionally, the Partnership paid approximately $21,000 to affiliates of Insignia for reimbursements of costs, related to the refinancing of Deerfield in November 1997. These costs were capitalized as loan costs and are being amortized over the term of the loan.

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:  See Exhibit Index contained herein.

(b) Reports on Form 8-K filed in the fourth quarter of fiscal year 1997:  None.



                                     SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Partnership caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                UNITED INVESTORS GROWTH PROPERTIES

                                By:    United Investors Real Estate, Inc.,
                                       Its General Partner


                                By:    /s/ Carroll D. Vinson
                                       Carroll D. Vinson
                                       President and Director


                                Date:  March 26, 1998


 In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Partnership and in the capacities and on the date indicated.



/s/ Carroll D. Vinson         President and Director           March 26, 1998
Carroll D. Vinson




/s/ Robert D. Long, Jr.       Vice President and               March 26, 1998
Robert D. Long, Jr.           Chief Accounting
                              Officer



                                 INDEX TO EXHIBITS

EXHIBIT

1.0 Form of Dealer Manager Agreement between the General Partner and the Dealer Manager, including Form of Soliciting Broker Agreement; incorporated by reference to Exhibit 1 to Partnership's Amendment to Registration Statement (File No. 33-21114) previously filed on June 9, 1988.

1.1       Amendment to Dealer Manager Agreement; incorporated by reference to
          Exhibit 1.1 to Post-Effective Amendment No. 2 to Partnership's Registration Statement previously filed on March 21, 1989.

4.1 Form of Subscription Agreement; incorporated by reference as part of the Prospectus of Partnership contained in Partnership's Amendment to Registration Statement previously filed on June 9, 1988.

4.2 Form of Agreement of Limited Partnership of Partnership; incorporated by reference as part of the Prospectus of Partnership contained in Partnership's Amendment to Registration Statement previously filed on June 9, 1988.

4.3 Seventh Amendment to Agreement of Limited Partnership of Partnership; incorporated by reference to Exhibit 4.3 to Partnership's Quarterly Report on Form 10-Q previously filed on May 15, 1989.

4.4 Agreement of Joint Venture of Renaissance Village Associates dated March 22, 1991 between United Investors Growth Properties (A Missouri Limited Partnership) and United Investors Growth Properties II (A Missouri Limited Partnership); incorporated by reference to Exhibit
          4.4 to Partnership's Quarterly Report on Form 10-Q previously filed on April 24, 1991.

10.1 Escrow Agreement among the Partnership, the General Partner, the Dealer Manager, and Boston Safe Deposit & Trust Company; incorporated by reference to Exhibit 10.1 to Partnership's Amendment to Registration Statement previously filed on June 9, 1988.

10.1.1    Amendment to Escrow Agreement; incorporated by reference to Exhibit
          10.1.1 to Partnership's Quarterly Report on Form 10-Q previously filed on November 3, 1989.

10.2 Agreement of Purchase and Sale, dated June 9, 1988, with amendments dated June 27, 1988 and July 5, 1988, respectively, between United Investors Real Estate, Inc., as nominee for United Investors Growth Properties, as purchaser, and Domion-Bothell Associates, as seller, relating to Terrace Royale Apartments; incorporated by reference to
          Exhibit 10.1 to Partnership's Quarterly Report on Form 10-Q previously filed on August 11, 1988.

10.3 Promissory Note, dated October 3, 1988, between United Investors Real Estate, Inc., as nominee for United Investors Growth Properties, as borrower, and Confederation Life Insurance Company, as lender; incorporated by reference to Exhibit 10.1 to Partnership's Quarterly Report on Form 10-Q previously filed on November 14, 1988.

10.4 Deed of Trust, dated October 3, 1988, between United Investors Real Estate, Inc., as nominee for United Investors Growth Properties, as grantor, and Confederation Life Insurance Company, as beneficiary; incorporated by reference to Exhibit 10.2 to Partnership's Quarterly Report on Form 10-Q previously filed on November 14, 1988.

10.5 Agreement of Purchase and Sale, dated October 31, 1988, between United Investors Real Estate, Inc., as purchaser and Cheyenne Woods Limited Partnership, as seller, relating to Cheyenne Woods Apartments; incorporated by reference to Exhibit 10.5 to Post-Effective Amendment No. 1 to Partnership's Registration Statement previously filed on February 1, 1989.

10.6 Promissory Note and Deed of Trust with respect to the Permanent Loan on Cheyenne Woods Apartments; incorporated by reference to Exhibit
          10.6 to Partnership's Current Report on Form 8-K previously filed on April 28, 1989.

10.7 Agreement of Purchase and Sale, between United Investors Growth Properties (A Missouri Limited Partnership), as purchaser, and Central Life Assurance Company, as seller, executed by the parties on August 11 and August 14, 1989, relating to Greystone South Plaza Center, and amendments thereto; incorporated by reference to Exhibit 10.7 to Partnership's Current Report on Form 8-K previously filed on December 12, 1989.

10.8 Promissory Note and First Mortgage and Security Agreement with respect to the Permanent Loans on Greystone South Plaza Center; incorporated by reference to Exhibit 10.8 to Partnership's Current Report on Form 8-K previously filed on December 12, 1989.

10.8.1 Modification Agreement between United Investors Growth Properties and Central Life Assurance Company with respect to the Permanent Loans on Greystone South Plaza Center; incorporated by reference to Exhibit
          10.8.1 to Partnership's Quarterly Report on Form 10-Q previously filed on August 13, 1991.

10.9 Master Lease dated November 27, 1989 between United Investors Growth Properties and Central Life Assurance Company; incorporated by reference to Exhibit 10.9 to Partnership's Current Report on Form 8-K previously filed on December 12, 1989.

10.9.1 Lease Termination Agreement between United Investors Growth Properties and Central Life Assurance Company, with respect to the Master Lease dated November 27, 1989; incorporated by reference to Exhibit 10.9.1 to Partnership's Quarterly Report on Form 10-Q previously filed on November 12, 1991.

10.10 Agreement of Purchase and Sale, between United Investors Growth Properties (A Missouri Limited Partnership), as purchaser, and Deerfield Apartments Limited (A Tennessee Limited Partnership), as seller, dated July 18, 1990, relating to Deerfield Apartments; incorporated by reference to Exhibit 10.10 to Partnership's Quarterly Report on Form 10-Q previously filed on August 15, 1990.

10.11 Promissory Note and Deed of Trust with respect to the Permanent Loan on Deerfield Apartments; incorporated by reference to Exhibit 10.11 to Partnership's Quarterly Report on Form 10-Q previously filed on November 8, 1990.

10.12 Standby Loan Commitment with respect to the financing of Deerfield Apartments; incorporated by reference to Exhibit 10.12 to Partnership's Quarterly Report on Form 10-Q previously filed on November 8, 1990.

10.13 Agreement of Purchase and Sale, dated August 27, 1990, between United Investors Real Estate, Inc., as purchaser, and Mueller Development Company, as seller, relating to Renaissance Village Apartments, and amendments thereto; incorporated by reference to Exhibit 10.2 to Partnership's Post-Effective Amendment No. 1 Registration Statement (File No. 33-34111) of United Investors Growth Properties II previously filed on December 6, 1990.

10.13.1 Seventh and Eighth Amendments to Agreement of Purchase and Sale between United Investors Real Estate, Inc., as purchaser, and Mueller Development Company, as seller, relating to Renaissance Village Apartments; incorporated by reference to Exhibit 10.13.1 to Partnership's Quarterly Report on Form 10-Q previously filed on April 24, 1991.

10.14 Promissory Note and Deed of Trust with respect to the Permanent Loan on Renaissance Village Apartments; incorporated by reference to
          Exhibit 10.14 to Partnership's Quarterly Report on Form 10-Q previously filed on April 24, 1991.

10.15 Stock Purchase Agreement dated December 4, 1992 showing the purchase of 100% of the outstanding stock of United Investors Real Estate, Inc. by MAE GP Corporation; incorporated by reference to Exhibit 10.15 to Partnership's Current Report on Form 8-K previously filed on January 14, 1993.

10.16 Purchase and Sale Agreement, made as of the 19th of July 1995, by and between Kauri Investments, Ltd., a Washington corporation, and Renaissance Village Associates, JV, a Kansas joint venture. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1995)

10.17 Amendment to Purchase and Sale Agreement, made as of the 10th day of August, 1995, by and between Kauri Investments, Ltd., a Washington corporation, and Renaissance Village Associates, JV, as Kansas joint venture. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1995)

10.18 Multifamily Note dated August 7, 1997, by and between Cheyenne Woods, L.L.C., a South Carolina limited liability company, and Green Park Financial Limited Partnership, a District of Columbia Limited Partnership. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1995)

10.19 Promissory Note dated November 20, 1997, by and between Deerfield Apartments, L.L.C., a South Carolina limited liability company and Lehman Brothers Holdings, Inc., a Delaware corporation.

27        Financial Data Schedule

99.1 Portions of Prospectus of Partnership dated June 13, 1988; incorporated by reference to Exhibit 99.1 to Partnership's Report on Form 10-K previously filed on March 6, 1991.