Form 10QSB
period 1998-03-31
UNITED INVESTORS GROWTH PROPERTIES
filed 1998-05-12
CIK 831663

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

               For the transition period from_________to________

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

ITEM 1.  FINANCIAL STATEMENTS

a)
                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                 March 31, 1998
                        (in thousands, except unit data)


Assets
   Cash and cash equivalents                                      $    734
   Receivables and deposits, net of
       allowance of $62                                                153
    Restricted escrows                                                 127
    Other assets                                                       311
    Investment properties:
       Land                                        $  1,979
       Buildings and related personal property       15,239
                                                     17,218
       Less accumulated depreciation                 (4,942)        12,276

                                                                  $ 13,601

Liabilities and Partners' Deficit

Liabilities
    Accounts payable                                              $     39
    Tenant security deposit liabilities                                 88
    Accrued property taxes                                             125
    Other liabilities                                                  129
    Mortgage notes payable, $3,605 in default
      (Note C)                                                      13,615

Partners' Deficit
    General partner's                              $    (10)
    Limited partners' (39,287 units issued
       and outstanding)                                (385)          (395)

                                                                  $ 13,601


          See Accompanying Notes to Consolidated Financial Statements


b)
                       UNITED INVESTORS GROWTH PROPERTIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                          Three Months Ended
                                                               March 31,
                                                           1998         1997
   Revenues:
    Rental income                                        $  731       $  723
    Other income                                             41           37
       Total revenues                                       772          760

   Expenses:
    Operating                                               329          288
    General and administrative                               25           20
    Depreciation                                            144          138
    Interest                                                263          287
    Property taxes                                           80           81
       Total expenses                                       841          814

    Net loss                                             $  (69)      $  (54)

    Net loss allocated to general partner (1%)           $   (1)      $   (1)
    Net loss allocated to limited partners (99%)            (68)         (53)

                                                         $  (69)      $  (54)

    Net loss per limited partnership unit                $(1.73)      $(1.35)

    Distributions per limited partner unit               $10.08       $   --


       See Accompanying Notes to Consolidated Financial Statements

c)
                       UNITED INVESTORS GROWTH PROPERTIES

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                    Limited
                                  Partnership    General    Limited
                                      Units     Partner's  Partners'    Total

Original capital contributions      39,297       $    --    $ 9,824   $ 9,824

Partners' (deficit) capital at
   December 31, 1997                39,287       $    (5)   $    79   $    74

Net loss for the three months
   ended March 31, 1998                 --            (1)       (68)      (69)

Distribution to partners                --            (4)      (396)     (400)

Partners' deficit at
   March 31, 1998                   39,287       $   (10)   $  (385)  $  (395)


          See Accompanying Notes to Consolidated Financial Statements


d)
                       UNITED INVESTORS GROWTH PROPERTIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                          Three Months Ended
                                                                March 31,
                                                            1998         1997
Cash flows from operating activities:
  Net loss                                                $   (69)     $   (54)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                              144          138
    Amortization of loan costs, lease commissions
      and loan premiums                                        (9)          (8)
    Change in accounts:
      Receivables and deposits                                 70          (48)
      Other assets                                             (7)         (15)
      Accounts payable                                         (4)          77
      Tenant security deposit liabilities                       2            2
      Accrued property taxes                                    1           64
      Other liabilities                                       (22)          10

         Net cash provided by operating activities            106          166

Cash flows from investing activities:
  Property improvements and replacements                      (23)         (19)
  Net deposits to restricted escrows                          (18)          --

         Net cash used in investing activities                (41)         (19)

Cash flows from financing activities:
  Payments of mortgage notes payable                          (35)         (45)
  Loan costs paid                                             (16)          --
  Distributions to partners                                  (400)          --

         Net cash used in financing activities               (451)         (45)

Net (decrease) increase in cash and cash equivalents         (386)         102

Cash and cash equivalents at beginning of period            1,120          399

Cash and cash equivalents at end of period                $   734      $   501

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $   276      $   288


          See Accompanying Notes to Consolidated Financial Statements

e)
                       UNITED INVESTORS GROWTH PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of United Investors Growth Properties (the "Partnership"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc., a Delaware corporation, (the "General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Reclassification

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

Principles of Consolidation

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

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. Prior to February 25, 1998, the General Partner was wholly-owned by MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT") which is an affiliate of Insignia. Thus, the General Partner is now a wholly-owned subsidiary of IPT. The partnership agreement provides for payments to affiliates for property management services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to affiliates of the General Partner for the three months ended March 31, 1998 and 1997 (in thousands):

                                                          1998        1997

Property management fees (included in                      $40         $39
 operating expenses)
Reimbursement for services of affiliates                    11          8
 (included in general and administrative and operating expenses)

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

NOTE C - MORTGAGE NOTE PAYABLE, IN DEFAULT

The Partnership's mortgage note payable for Greystone South Plaza Center of $3,605,000 is currently in technical default. Due to the property's limited cash flow, real property taxes on Greystone due in December 1997 have not been paid. As a result, this property could be lost through foreclosure. However, the lender has not notified the Partnership of any intent to foreclose on the property. If the lender forecloses on the property, the General Partner anticipates that the Partnership's liquidity would not be significantly impacted.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes and a retail center. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 1998 and 1997:


                                                 Average
                                                Occupancy
Property                                    1998         1997

Terrace Royale Apartments
  Bothell, Washington                       99%          96%

Cheyenne Woods Apartments
  North Las Vegas, Nevada                   89%          94%

Greystone South Plaza Center
  Lenexa, Kansas                            86%          78%

Deerfield Apartments
  Memphis, Tennessee                        94%          86%


The General Partner attributes the decrease in occupancy at Cheyenne Woods to an overbuilt local market resulting from 20,000 new units being built in the area during the last year. Deerfield's occupancy increased due to the completion of road construction in front of the property and to aggressive marketing during late 1997. The occupancy increased at Greystone as a result of reduced rental rates and increased use of concessions.

The Partnership realized a net loss of $69,000 for the three month period ended March 31, 1998, compared to a net loss of approximately $54,000 for the three month period ended March 31, 1997. The increase in net loss is primarily attributable to increased operating expenses. Included in operating expense for the three months ended March 31, 1998 was approximately $52,000 of major repairs and maintenance comprised primarily of an exterior painting project at Deerfield. Included in operating expense for the three months ended March 31, 1997 was approximately $3,000 of major repairs and maintenance. The increased operating expense is partially offset by reduced interest expense due to the refinancing of Cheyenne Woods at a lower interest rate in August of 1997.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $734,000 compared to approximately $501,000 at March 31, 1997. The net decrease in cash and cash equivalents for the three month period ended March 31, 1998 was $386,000 compared to a net increase of $102,000 for the three month period ended March 31, 1997. Net cash provided by operating activities decreased primarily due to the increase in cash used for accounts payable and other liabilities relating to the timing of payments. This decrease to cash was partially offset by a decrease in cash used for receivables and deposits during the first three months of 1998. Net cash used in investing activities increased primarily due to increased deposits to restricted escrows, as a result of escrows established with the refinancings of Cheyenne Woods and Deerfield Apartments in 1997. Net cash used in financing activities increased due to the distribution made during the first three months of 1998.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets as well as future maturing mortgage obligations and relating refinancing expenses. The mortgage indebtedness of $13,615,000 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced, sold or foreclosure on. The mortgage encumbering Terrace Royale matures in November 1998. The General Partner expects to refinance the debt before the maturity date. Currently the mortgage note payable for Greystone South Plaza Center of $3,605,000 is in technical default. Due to the property's limited cash flow, real property taxes on Greystone due in December 1997 have not been paid. As a result, this property could be lost through foreclosure. However, the lender has not notified the Partnership of its intent to foreclose on the property. If the lender forecloses on Greystone, the General Partner anticipates that the Partnership's liquidity would not be significantly impacted, as the property has operated at approximately break even on a cash flow basis during 1997 and the first three months of 1998. A cash distribution of $400,000 was made during the first three months of 1998. This distribution represented a portion of net proceeds from the mortgage refinancing at Deerfield. No distributions were made during the first three months of 1997. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. The General Partner does not anticipate making any further distributions in 1998.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.




                            PART II - OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      a)   Exhibit 27 - Financial Data Schedule

      b)   Reports on Form 8-K:

           None filed during the quarter ended March 31, 1998.

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



                      UNITED INVESTORS GROWTH PROPERTIES

                      By:  United Investors Real Estate, Inc.
                           Its General Partner

                      By:  /s/ Carroll D. Vinson
                           Carroll D. Vinson
                           President and Director

                      By:  /s/ Robert D. Long, Jr.
                           Robert D. Long, Jr.
                           Vice President and Chief Accounting
                           Officer

                           Date: May 12, 1998