Form 10QSB
period 1998-06-30
UNITED INVESTORS GROWTH PROPERTIES
filed 1998-08-12
CIK 831663

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

                  For the quarterly period ended June 30, 1998

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


ITEM 1.  FINANCIAL STATEMENTS

a)
                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                 June 30, 1998
                        (in thousands, except unit data)



Assets
    Cash and cash equivalents                                    $   765
    Receivables and deposits, net of
      allowance of $66                                               220
    Restricted escrows                                               145
    Other assets                                                     290
    Investment properties:
      Land                                             $ 1,979
      Buildings and related personal property           15,328
                                                        17,307
      Less accumulated depreciation                     (5,087)   12,220

                                                                 $13,640

Liabilities and Partners' Deficit

Liabilities
    Accounts payable                                             $    49
    Tenant security deposit liabilities                               95
    Accrued property taxes                                           168
    Other liabilities                                                195
    Mortgage notes payable, $3,605 in default (Note C)            13,560

Partners' Deficit
    General partner's                                  $   (10)
    Limited partners' (39,287 units issued
      and outstanding)                                    (417)     (427)

                                                                 $13,640

          See Accompanying Notes to Consolidated Financial Statements


b)
                       UNITED INVESTORS GROWTH PROPERTIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                              Three Months Ended   Six Months Ended
                                   June 30,            June 30,
                               1998      1997      1998      1997
Revenues:
 Rental income                $  790    $  740    $1,521    $1,463
 Other income                     34        38        75        75
    Total revenues               824       778     1,596     1,538

Expenses:
 Operating                       337       329       666       617
 General and administrative       28        21        53        41
 Depreciation                    145       138       289       276
 Interest                        266       287       529       574
 Property taxes                   80        80       160       161
    Total expenses               856       855     1,697     1,669

Net loss                      $  (32)   $  (77)   $ (101)   $ (131)

Net loss allocated to
  general partner (1%)        $   --    $   (1)   $   (1)   $   (1)
Net loss allocated to
  limited partners (99%)         (32)      (76)     (100)     (130)

                              $  (32)   $  (77)   $ (101)   $ (131)
Net loss per limited
   partnership unit           $ (.81)   $(1.93)   $(2.55)   $(3.31)

Distributions per limited
   partner unit               $   --    $   --    $10.08    $   --

          See Accompanying Notes to Consolidated Financial Statements


c)
                       UNITED INVESTORS GROWTH PROPERTIES

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Limited
                                Partnership  General    Limited
                                   Units    Partner's  Partners'    Total

Original capital contributions    39,297     $    --    $ 9,824    $ 9,824

Partners' (deficit) capital at
  December 31, 1997               39,287     $    (5)   $    79    $    74

Distribution to partners              --          (4)      (396)      (400)

Net loss for the six months
  ended June 30, 1998                 --          (1)      (100)      (101)

Partners' deficit at
  June 30, 1998                   39,287     $   (10)   $  (417)   $  (427)

          See Accompanying Notes to Consolidated Financial Statements


d)
                       UNITED INVESTORS GROWTH PROPERTIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                     Six Months Ended
                                                         June 30,
                                                       1998      1997
Cash flows from operating activities:
  Net loss                                           $ (101)   $ (131)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                        289       276
    Amortization of loan costs, lease commissions
      and loan premiums                                 (15)      (15)
    Change in accounts:
      Receivables and deposits                            3        (3)
      Other assets                                        3       (38)
      Accounts payable                                    6        27
      Tenant security deposit liabilities                 9         5
      Accrued property taxes                             44        49
      Other liabilities                                  44         2

         Net cash provided by operating activities      282       172

Cash flows from investing activities:
  Property improvements and replacements               (112)      (43)
  Net deposits to restricted escrows                    (36)       --

         Net cash used in investing activities         (148)      (43)

Cash flows from financing activities:
  Payments of mortgage notes payable                    (72)      (91)
  Loan costs paid                                       (17)       (9)
  Distributions to partners                            (400)       --

         Net cash used in financing activities         (489)     (100)

Net (decrease) increase in cash and cash equivalents   (355)       29

Cash and cash equivalents at beginning of period      1,120       399

Cash and cash equivalents at end of period           $  765    $  428

Supplemental disclosure of cash flow information:
  Cash paid for interest                             $  494    $  593

          See Accompanying Notes to Consolidated Financial Statements


e)
                       UNITED INVESTORS GROWTH PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of United Investors Growth Properties (the "Partnership"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc., a Delaware corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Reclassifications

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

The following payments were made to affiliates of the General Partner for the six month periods ended June 30, 1998 and 1997 (in thousands):

                                                          1998     1997

Property management fees (included in operating expenses) $80      $79

Reimbursement for services of affiliates (included in
 general and administrative expenses)                      24       16

In addition, the Partnership paid approximately $1,000 and $5,000 during the six month periods ended June 30, 1998 and 1997, respectively, to an affiliate of the General Partner for construction oversight reimbursements related to capital improvements and major repair projects. These costs are included in investment properties and operating expense.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

NOTE C - MORTGAGE NOTE PAYABLE, IN DEFAULT

The Partnership's mortgage note payable for Greystone South Plaza Center of $3,605,000 is currently in default. Due to the property's limited cash flow, the real property taxes on Greystone due in December 1997 and the May and June interest-only mortgage payments have not been paid. The Partnership has received notice that the lender filed a motion for the appointment of receivership on Greystone on July 30, 1998. The hearing on this matter will be held August 11, 1998. Once the lender forecloses on the property, the General Partner anticipates that the Partnership's liquidity will not be significantly impacted.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes and a retail center. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 1998 and 1997:


                                        Average
                                       Occupancy
Property                            1998       1997

Terrace Royale Apartments
  Bothell, Washington               98%        94%

Cheyenne Woods Apartments
  North Las Vegas, Nevada           89%        95%

Greystone South Plaza Center
  Lenexa, Kansas                    89%        78%

Deerfield Apartments
  Memphis, Tennessee                95%        86%

The General Partner attributes the decrease in occupancy at Cheyenne Woods to an overbuilt local market resulting from 20,000 new units being built in the area during the last year and increased first time home purchases. Deerfield's occupancy increased due to the completion of road construction in front of the property and to an improved local market as a result of new employers moving to the Memphis area. Occupancy increased at Greystone as a result of reduced rental rates and increased use of concessions. Terrace Royal's occupancy increased due to an improved local market.

The Partnership realized a net loss of approximately $101,000 for the six month period ended June 30, 1998, compared to a net loss of approximately $131,000 for the six month period ended June 30, 1997. The Partnership realized a net loss of approximately $32,000 for the three month period ended June 30, 1998, compared to a net loss of approximately $77,000 for the three month period ended June 30, 1997. The decreases in net loss are primarily attributable to increased rental revenue and decreased interest expense. Rental revenue increased as a result of increased rental rates and improved occupancy at Terrace Royale and Deerfield. This was partially offset by decreased occupancy at Cheyenne Woods, as discussed above. Rental income at Greystone remained stable, as an occupancy increase was offset by rental rate decreases. Interest expense decreased due to the refinancing of Cheyenne Woods at a lower interest rate in 1997. Partially offsetting the increased rental revenue and decreased interest expense was an increase in operating expense. Included in operating expense for the six months ended June 30, 1998 was approximately $64,000 of major repairs and maintenance comprised primarily of an exterior painting project at Deerfield. Included in operating expense for the six months ended June 30, 1997 was approximately $13,000 of major repairs and maintenance comprised primarily of landscaping and exterior building repairs.

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

At June 30, 1998, the Partnership had cash and cash equivalents of approximately $765,000 compared to approximately $428,000 at June 30, 1997. The net decrease in cash and cash equivalents for the six month period ended June 30, 1998 was approximately $355,000 compared to a net increase of approximately $29,000 for the six month period ended June 30, 1997. Net cash provided by operating activities increased primarily due to the decrease in cash used for other assets and other liabilities relating to the timing of payments. Net cash used in investing activities increased due to increased property improvements and replacements and increased deposits to restricted escrows, as a result of escrows established with the refinancing of Cheyenne Woods and Deerfield Apartments in 1997. Net cash used in financing activities increased due to the distribution made during the first quarter of 1998.

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

On November 20, 1997, the Partnership refinanced the mortgage encumbering Deerfield Apartments. The refinancing replaced indebtedness of approximately $2,634,000 with a new mortgage in the amount of $3,600,000 at an interest rate of 7.34%. Interest on the old mortgage was 9.15%. Payments are due on the first day of each month until the loan matures on December 1, 2004. Total capitalized loan costs were approximately $114,000. The Partnership recognized an extraordinary loss in the amount of approximately $14,000 due to the write off of unamortized loan costs.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets as well as future maturing mortgage obligations and related refinancing expenses. The mortgage indebtedness of $13,560,000 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced, sold or foreclosed on. The mortgage encumbering Terrace Royale matures in November 1998. The General Partner expects to refinance the debt before the maturity date. Currently the mortgage note payable for Greystone South Plaza Center of $3,605,000 is in default. Due to the property's limited cash flow, the real property taxes on Greystone due in December 1997 and the May and June interest-only mortgage payments have not been paid. The Partnership has received notice that the lender filed a motion for the appointment of receivership on Greystone on July 30, 1998. The hearing on this matter will be held August 11, 1998. Once the lender forecloses on Greystone, the General Partner anticipates that the Partnership's liquidity will not be significantly impacted, as the property has operated at approximately break even on a cash flow basis during 1997 and the first six months of 1998. A cash distribution of $400,000 was made during the first six months of 1998.
This distribution represented a portion of net proceeds from the mortgage refinancing at Deerfield. No distributions were made during the first six months of 1997. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. The General Partner does not anticipate making any further distributions in 1998.

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

   b)     Reports on Form 8-K:

          None filed during the quarter ended June 30, 1998.


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

                      Date:   August 12, 1998