Form 10QSB
period 1998-09-30
UNITED INVESTORS GROWTH PROPERTIES
filed 1998-11-13
CIK 831663

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

               For the quarterly period ended September 30, 1998

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

                        55 Beattie Place, P.O. Box 1089
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


ITEM 1.  FINANCIAL STATEMENTS

a)
                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                               September 30, 1998
                        (in thousands, except unit data)


Assets
    Cash and cash equivalents                                    $   753
    Receivables and deposits, net of
      allowance of $66                                               205
    Restricted escrows                                               163
    Other assets                                                     317
    Investment properties:
      Land                                             $ 1,979
      Buildings and related personal property           15,388
                                                        17,367
      Less accumulated depreciation                     (5,237)   12,130

                                                                 $13,568

Liabilities and Partners' Deficit

Liabilities
    Accounts payable                                             $   180
    Tenant security deposit liabilities                               95
    Accrued property taxes                                           109
    Other liabilities                                                198
    Mortgage notes payable, $3,605 in default (Note D)            13,504

Partners' Deficit
    General partner's                                  $   (11)
    Limited partners' (39,287 units issued
      and outstanding)                                    (507)     (518)

                                                                 $13,568

                 See Accompanying Notes to Financial Statements

b)
                       UNITED INVESTORS GROWTH PROPERTIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                              Three Months Ended   Nine Months Ended
                                 September 30,       September 30,
                               1998      1997      1998      1997
Revenues:
 Rental income                $  785    $  757    $2,306    $2,220
 Other income                     41        32       116       107
    Total revenues               826       789     2,422     2,327

Expenses:
 Operating                       398       329     1,064       946
 General and administrative       30        22        83        63
 Depreciation                    150       141       439       417
 Interest                        261       270       790       844
 Property taxes                   78        80       238       241
    Total expenses               917       842     2,614     2,511

Net loss before
 extraordinary loss              (91)      (53)     (192)     (184)
Extraordinary loss on debt
 refinancing                      --       (22)       --       (22)
Net loss                      $  (91)   $  (75)   $ (192)   $ (206)

Net loss allocated to
  general partner (1%)        $   (1)   $   (1)   $   (2)   $   (2)
Net loss allocated to
  limited partners (99%)         (90)      (74)     (190)     (204)
                              $  (91)   $  (75)   $ (192)   $ (206)

Net loss per limited
 partnership unit:
Loss before extraordinary
 loss                         $(2.29)   $(1.33)   $(4.84)   $(4.64)
Extraordinary loss on debt
 refinancing                      --      (.55)       --      (.55)
Net loss per limited
 partnership unit             $(2.29)   $(1.88)   $(4.84)   $(5.19)

Distributions per limited
   partnership unit           $   --    $   --    $10.08    $   --

                 See Accompanying Notes to Financial Statements

c)
                       UNITED INVESTORS GROWTH PROPERTIES

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership  General   Limited
                                    Units    Partner's Partners'   Total

Original capital contributions     39,297    $    --   $ 9,824   $ 9,824

Partners' (deficit) capital at
  December 31, 1997                39,287    $    (5)  $    79   $    74

Distributions to partners              --         (4)     (396)     (400)

Net loss for the nine months
  ended September 30, 1998             --         (2)     (190)     (192)

Partners' deficit at
  September 30, 1998               39,287    $   (11)  $  (507)  $  (518)

                 See Accompanying Notes to Financial Statements


d)
                       UNITED INVESTORS GROWTH PROPERTIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                        Nine Months Ended
                                                          September 30,
                                                         1998      1997
Cash flows from operating activities:
  Net loss                                             $  (192)  $  (206)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                           439       417
    Amortization of loan costs, lease commissions          (22)
      and loan premiums                                     --       (22)
    Extraordinary loss on debt refinancing                  --        22
    Change in accounts:
      Receivables and deposits                              18       (10)
      Other assets                                         (32)      (47)
      Accounts payable                                     137       (26)
      Tenant security deposit liabilities                    9         8
      Accrued property taxes                               (15)       66
      Other liabilities                                     47         7

         Net cash provided by operating activities         389       209

Cash flows from investing activities:
  Property improvements and replacements                  (172)      (69)
  Net deposits to restricted escrows                       (54)       --

         Net cash used in investing activities            (226)      (69)

Cash flows from financing activities:
  Repayment of mortgage notes payable                     (109)     (133)
  Payoff of mortgage note principal                         --    (3,800)
  Proceeds from debt refinancing                            --     3,850
  Loan costs paid                                          (21)      (87)
  Distributions to partners                               (400)       --

         Net cash used in financing activities            (530)     (170)

Net decrease in cash and cash equivalents                 (367)      (30)

Cash and cash equivalents at beginning of period         1,120       399

Cash and cash equivalents at end of period             $   753   $   369

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $   766   $   883

                 See Accompanying Notes to Financial Statements

e)
                       UNITED INVESTORS GROWTH PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of United Investors Growth Properties (the "Partnership"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc., a Delaware corporation (the "General Partner"), a wholly-owned subsidiary of Insignia Properties Trust ("IPT") (see "Note C"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Reclassifications

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

Principles of Consolidation

During 1994, Cheyenne Woods Apartments was restructured into a lower tier partnership, known as Cheyenne Woods United Investors, L.P. During the third quarter of 1997 Cheyenne Woods United Investors, L.P. was restructured into a limited liability company known as Cheyenne Woods United Investors, L.L.C. ("Cheyenne"). The Partnership owns 100% of Cheyenne. Although legal ownership of the asset was transferred to a new entity, the Partnership retained all economic benefits from the property. The Partnership consolidates its interest in Cheyenne (whereby all accounts of Cheyenne are included in the consolidated financial statements of the Partnership with intercompany accounts being eliminated).

During the fourth quarter of 1997, Deerfield Apartments was transferred into a limited liability company known as Deerfield Apartments, L.L.C. ("Deerfield"). The Partnership owns 100% of the new entity. Although legal ownership of the asset was transferred to a new entity, the Partnership retained the ability to control the major operating and financial policies of the property and all economic benefits from the property. As a result, the Partnership consolidates its interest in Deerfield (whereby all accounts of Deerfield are included in the consolidated financial statements of the Partnership with intercompany accounts being eliminated).

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the General Partner provide property management and asset management services to the Partnership. The partnership agreement provides for payments to affiliates for property management services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to affiliates of the General Partner for the nine month periods ended September 30, 1998 and 1997:

                                                          1998   1997
                                                        (in thousands)

Property management fees (included in operating expenses) $125    $119

Reimbursement for services of affiliates, including
 $1,000 and $6,000 of construction services reimbursements
 in 1998 and 1997, respectively (included in investment
 properties, general and administrative and operating
 expenses)                                                  38      34

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

NOTE C - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of IPT. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE D - MORTGAGE NOTE PAYABLE, IN DEFAULT

The Partnership's mortgage note payable for Greystone South Plaza Center of $3,605,000 is currently in default. Due to the property's limited cash flow, the real property taxes on Greystone due in December 1997 have not been paid.
In addition, the interest-only mortgage payments from May 1998 to September 1998 have not been paid. The lender has initiated foreclosure proceedings. The General Partner does not believe that it is in the best interests of the Partnership to contest these proceedings. On August 11, 1998, a receiver was appointed to assume day-to-day management of the property. Once the lender forecloses on the property, the General Partner anticipates that the Partnership's liquidity will not be significantly impacted. The General Partner anticipates that the foreclosure will be completed by December 31, 1998.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes and a retail center. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 1998 and 1997:


                                   Average Occupancy
Property                            1998       1997

Terrace Royale Apartments
  Bothell, Washington               98%        94%

Cheyenne Woods Apartments
  North Las Vegas, Nevada           89%        95%

Greystone South Plaza Center
  Lenexa, Kansas                    91%        80%

Deerfield Apartments
  Memphis, Tennessee                95%        88%

The General Partner attributes the decrease in occupancy at Cheyenne Woods to an increase in first time home purchases in the area and increased competition as a result of 20,000 new units built in the area during the last year. Deerfield's occupancy increased due to an improved local market resulting from several new employers in the Memphis area and the completion of road construction in front of the property. Occupancy increased at Greystone as a result of reduced rental rates and increased use of concessions. Terrace Royale's occupancy increased due to an improved local market.

The Partnership realized a net loss of approximately $192,000 for the nine month period ended September 30, 1998, compared to a net loss of approximately $206,000 for the nine month period ended September 30, 1997. The Partnership realized a net loss of approximately $91,000 for the three month period ended September 30, 1998, compared to a net loss of approximately $75,000 for the three month period ended September 30, 1997. The decrease in net loss is primarily attributable to the recognition of extraordinary loss on debt refinancing ($22,000) which was recognized during the third quarter of 1997.
Net loss before extraordinary loss was $91,000 and $192,000, respectively, for the three and nine month periods ended September 30, 1998 as compared to net losses of $75,000 and $184,000 for the comparable periods in 1997. The increase in net loss is attributable to increases in operating expense, general and administrative expense and depreciation expense more than offsetting increases in rental and other income and a decrease in property taxes. Rental revenue increased as a result of increased rental rates and improved occupancy at Terrace Royale and Deerfield. This was partially offset by decreased occupancy at Cheyenne Woods, as discussed above. Rental income at Greystone remained stable, as an occupancy increase was offset by decreased rental rates. Interest expense decreased due to the refinancing of Cheyenne Woods at a lower interest rate in 1997. Included in operating expenses for the nine months ended September 30, 1998 was approximately $75,000 of major repairs and maintenance comprised primarily of an exterior painting project at Deerfield, landscaping and exterior building repairs. Included in operating expenses for the nine months ended September 30, 1997 was approximately $15,000 of major repairs and maintenance comprised primarily of landscaping and exterior building repairs. General and administrative expenses increased primarily due to increased expense reimbursements and legal fees related to the Greystone foreclosure.

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

At September 30, 1998, the Partnership had cash and cash equivalents of approximately $753,000 compared to approximately $369,000 at September 30, 1997. The net decrease in cash and cash equivalents for the nine month period ended September 30, 1998 was approximately $367,000 compared to a net decrease of approximately $30,000 for the nine month period ended September 30, 1997. Net cash provided by operating activities increased primarily due to the decrease in cash used for accounts payable and other liabilities relating to the timing of payments. Net cash used in investing activities increased due to increased property improvements and replacements and increased deposits to restricted escrows, as a result of escrows established with the refinancing of Cheyenne Woods and Deerfield Apartments in 1997. Net cash used in financing activities increased due to the distribution made during the first quarter of 1998.

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

On November 20, 1997, the Partnership refinanced the mortgage encumbering Deerfield Apartments. The refinancing replaced indebtedness of approximately $2,634,000 with a new mortgage in the amount of $3,600,000 at an interest rate of 7.34%. Interest on the old mortgage was 9.15%. Payments are due on the first day of each month until the loan matures on December 1, 2004. Total capitalized loan costs were approximately $118,000. The Partnership recognized an extraordinary loss in the amount of approximately $14,000 due to the write off of unamortized loan costs.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets as well as future maturing mortgage obligations and related refinancing expenses and to comply with federal, state and local legal and regulatory requirements. The General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term. The mortgage indebtedness of $13,504,000 matures at various times with balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. The mortgage encumbering Terrace Royale matured November 1, 1998. The General Partner is currently securing a bridge loan until permanent financing can be arranged. The General Partner anticipates that permanent financing will be obtained during the fourth quarter of 1998. Currently, the mortgage note payable for Greystone South Plaza Center of $3,605,000 is in default. Due to the property's limited cash flow, the real property taxes on Greystone due in December 1997, in addition to interest-only mortgage payments from May to September, 1998, have not been paid. On August 11, 1998, a receiver was appointed to assume day-to-day management of the property. Once the lender forecloses on the property, the General Partner anticipates that the Partnership's liquidity will not be significantly impacted, as the property has operated at approximately break even on a cash flow basis during 1997 and 1998. The General Partner expects the foreclosure to be completed by December 31, 1998. A cash distribution of $400,000 was made during the first nine months of 1998. This distribution represented a portion of net proceeds from the mortgage refinancing at Deerfield. No distributions were made during the first nine months of 1997. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit further distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse effect upon the operations of the Partnership.

Risk Associated with the Year 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, the General Partner is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

       b) Reports on Form 8-K:

          A Form 8-K dated September 23, 1998 (amended October 27, 1998) was filed reporting the dismissal of Deloitte & Touche, LLP as independent accountant.


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


                               UNITED INVESTORS GROWTH PROPERTIES

                               By:        United Investors Real Estate, Inc.
                                          Its General Partner


                               By:        /s/Patrick Foye
                                          Patrick Foye
                                          Executive Vice President


                               By:        /s/Timothy R. Garrick
                                          Timothy R. Garrick
                                          Vice President - Accounting
                                          (Duly Authorized Officer)


                               Date:      November 13, 1998