Form 10KSB
period 1998-12-31
UNITED INVESTORS GROWTH PROPERTIES
filed 1999-03-31
CIK 831663

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                           UNDER SECTION 13 OR 15(D)

                                  FORM 10-KSB
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the transition period from           to

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

State issuer's revenues for its most recent fiscal year:  $3,232,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

United Investors Growth Properties (the "Registrant" or "Partnership"), a Missouri Limited Partnership, was organized as a limited partnership under the laws of the State of Missouri on July 1, 1988. The Partnership is governed by an Agreement of Limited Partnership dated October 24, 1988. United Investors Real Estate, Inc., a Delaware corporation, is the sole general partner (the "General Partner" or "UIRE") of the Partnership. UIRE was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is a subsidiary of Apartment Investment and Management Company ("AIMCO"). Thus the General Partner is now a wholly-owned subsidiary of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2018 unless terminated prior to such date.

The Partnership's primary business is to operate and hold existing real estate properties for investment. The Partnership acquired three multifamily residential properties and a retail center which includes medical office space. In addition, the Partnership owned a 60% interest in a joint venture which owned a multifamily residential property. During the third quarter of 1995, the joint venture property was sold. During the fourth quarter of 1998, the commercial property was foreclosed on by the lender holding the mortgage encumbering the property. The three remaining properties are further described in "Item 2. Description of Properties" below.

Commencing on or about June 13, 1988, the Partnership offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission, up to a maximum of 80,000 Units of limited partnership interest (the "Units") at $250 per Unit with a minimum required purchase of eight Units or $2,000 (four Units or $1,000 for an Individual Retirement Account). Since its initial offering, the Registrant has not received, nor are the limited partners required to make, additional capital contributions. The offering of Units terminated June 13, 1990. Upon termination of the offering, the Partnership had accepted subscriptions for 39,297 Units resulting in Gross Offering Proceeds of $9,824,000.

The Managing General Partner of the Registrant intends to maximize the operating results and, ultimately, the net realizable value of each of the Registrant's properties in order to achieve the best possible return for the investors. Such results may best be achieved by holding and operating the properties or through property sales or exchanges, refinancing, debt restructurings or relinquishment of the assets. The Registrant intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner, has been providing such property management services, for the years ended December 31, 1998 and 1997.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for apartments is local. In addition, various limited partnerships have been formed by the General Partner and/or affiliates to engage in business which may be competitive with the Partnership.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust ("IPT") merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.
ITEM 2.  DESCRIPTION OF PROPERTIES:

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

Property                   Purchase     Type of Ownership          Use


Terrace Royale Apartments  11/01/88  Fee ownership subject   Apartment

 Bothell, Washington                 to first mortgage       80 units


Cheyenne Woods Apartments  04/18/89  Fee ownership subject   Apartment

 North Las Vegas, Nevada             to first mortgage (1)   160 units


Deerfield Apartments       10/24/90  Fee ownership subject   Apartment

 Memphis, Tennessee                  to first mortgage (1)   136 units


(1) Property is held by a limited liability company in which the Registrant owns a 100% interest.

SCHEDULE OF PROPERTIES (IN THOUSANDS):

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                  Gross

                Carrying   Accumulated   Useful             Federal

Property          Value   Depreciation    Life   Method    Tax Basis

                    (in thousands)                       (in thousands)


Terrace Royale  $ 4,503   $ 1,446       5-40 yrs   S/L      $ 3,031

Cheyenne Woods    6,140     1,875       5-40 yrs   S/L        4,279

Deerfield         4,639     1,371       5-40 yrs   S/L        3,153

  Totals        $15,282   $ 4,692                           $10,463


See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.
SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties:


                    Principal                                       Principal

                    Balance At    Stated                             Balance

                   December 31,  Interest    Period     Maturity     Due At

Property               1998        Rate   Amortized (A)   Date    Maturity (2)

                  (in thousands)                                 (in thousands)


Terrace Royale    $ 2,404        8.50%(1)   20 years     11/98   $ 2,417


Cheyenne Woods      3,806        7.67%      30 years     09/07     3,360


Deerfield           3,566        7.34%      30 years     12/04     3,303


   Total          $ 9,776                                        $ 9,080


(A) The mortgage loans on each of the properties mature at various times with balloon payments due at maturity.

(1) The interest rate on the mortgage loan collateralized by the Terrace Royale Apartments was fixed at an annual rate of 10% for the first five years (through November 1993). The terms of the note were modified to reduce the interest rate to 8.5% for the remaining five years. During the first quarter of 1999, the General Partner negotiated replacement financing. A forebearance agreement was in place from November 1, 1998 through the date of refinance, so the loan was not in default (See "Note L" included in "Item 7. Financial Statements" for more information).

(2) See "Item 7. Financial Statements - Note D" for information with respect to the Registrant's ability to prepay these loans and other loan information.

RENTAL RATES AND OCCUPANCY:


                              Average Annual            Average Annual

                               Rental Rates               Occupancy

                            1998          1997        1998        1997


Terrace Royale Apts.    $10,188/unit $9,519/unit       98%         95%

Cheyenne Woods Apts.      6,935/unit  6,792/unit       88%         95%

Deerfield Apts.           6,471/unit  6,387/unit       95%         90%


The General Partner attributes the decrease in occupancy at Cheyenne Woods to an increase in first time home purchases in the area and increased competition as a result of 20,000 new units built in the area during the last year. Deerfield's occupancy increased due to an improved local market resulting from several new employers in the Memphis area and the completion of road construction in front of the property. Terrace Royale's occupancy increased due to an improved local market.
As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the localities in which they operate. The General Partner believes that all of the properties are adequately insured. The properties are apartment complexes which lease their units for terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:


                                 1998           1998

                                Billing         Rate

                             (in thousands)


Terrace Royale                   $72            1.54%

Cheyenne Woods                    75            1.17%

Deerfield                         90            5.59%


CAPITAL EXPENDITURES:

Terrace Royale Apartments

In 1998, the Partnership completed approximately $32,000 of capital improvements at Terrace Royale Apartments consisting primarily of swimming pool repairs, and carpet and vinyl replacement. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $183,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $83,000 are planned for 1999, including HVAC condensing units, carpet replacement, painting the exterior of the buildings and other building improvements.

Cheyenne Woods

In 1998, the Partnership completed approximately $92,000 of capital improvements at Cheyenne Woods, which consisted primarily of lighting improvements, appliances, and carpet and vinyl replacements. These capital improvements were funded from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $183,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $254,000 are planned for 1999 consisting of carpet and vinyl replacement and other interior and exterior building improvements.

Deerfield Apartments:

During 1998, the Partnership completed approximately $89,000 of capital improvements at Deerfield Apartments consisting primarily of signage, HVAC condensing units, and carpet and vinyl replacements. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $183,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of stairwell improvements, roof replacement, and other interior and exterior building improvements. These improvements are budgeted for, but not limited to, approximately $450,000.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal quarter ended December 31, 1998, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly held limited partnership, offered and sold 39,297 limited partnership units aggregating $9,824,000. The Partnership currently has 1,109 holders of record owning an aggregate of 39,287 Units. Affiliates of the General Partner owned 3,926 Units or 9.993% at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated such a market will develop in the future.

During the year ended December 31, 1998, a cash distribution of $400,000 ($10.08 per limited partnership unit) was paid from a portion of the net proceeds from the mortgage refinancing at Deerfield. No distributions were made during the year ended December 31, 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 1999 or subsequent periods.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net income for the year ended December 31, 1998 was approximately $2,065,000, compared to a net loss of approximately $327,000 for
the year ended December 31, 1997.   (See "Note G" of the consolidated financial
statements for a reconciliation of these amounts to the Registrant's Federal taxable income (loss)). The increase in net income was primarily due to the foreclosure of Greystone during December 1998. This foreclosure resulted in an extraordinary gain on foreclosure in 1998 of approximately $2,242,000. (See "Note C" of the consolidated financial statements included in "Item 7. Financial Statements" for further discussion).

Net loss before extraordinary item for the year ended December 31, 1998 was approximately $177,000, compared to a net loss of $327,000 for the year ended December 31, 1997. The decrease in net loss was due primarily to an increase in rental revenue partially offset by an increase in total expenses. Rental revenue increased due to increased rental rates at all the Partnership's residential properties and improved occupancy at Terrace Royale and Deerfield. These increases were partially offset by decreased occupancy at Cheyenne Woods. Rental revenue at Greystone remained stable, as an occupancy increase was offset by decreased rental rates.
Total expenses increased due to increases in general and administrative expenses which were partially offset by a decrease in interest expense. General and administrative expenses increased primarily due to increased expense reimbursements and legal fees related to the Greystone foreclosure. Included in general and administrative expenses at both December 31, 1998 and 1997 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Interest expense decreased due to the refinancing of the debt of Cheyenne Woods and Deerfield Apartments at lower interest rates during 1997. The increase in net income is also attributable to the recognition of extraordinary loss on debt refinancing of $36,000 resulting from the refinancing of debt on two of the Partnership's properties during 1997.

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

Liquidity and Capital Resources

At December 31, 1998, the Registrant had cash and cash equivalents of approximately $693,000 as compared to approximately $1,120,000 at December 31, 1997. The decrease in cash and cash equivalents is due to approximately $289,000 of cash used in investing activities and approximately $567,000 of cash used in financing activities which was partially offset by approximately $429,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties, partner distributions, and additional loan costs paid. The Partnership invests its working capital reserves in money market accounts.

On December 15, 1998, the lender foreclosed on Greystone South Plaza Center.
The mortgage note payable had been in default since May 1998. In the General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure action. During the fourth quarter of 1998, the Partnership recorded an extraordinary gain on the foreclosure of approximately $2,242,000.

On January 29, 1999, the Partnership refinanced the mortgage encumbering Terrace Royale Apartments. The refinancing replaced indebtedness of approximately $2,397,000 with a new mortgage in the amount of $3,500,000 at an interest rate of 6.51%. Interest on the old mortgage was 8.5%. Payments are due on the first day of each month until the loan matures on February 1, 2019. Total capitalized loan costs were approximately $169,000. Terrace Royale's mortgage was never in default due to a forbearance agreement that was in effect while the Partnership was acquiring new financing.

On November 20, 1997, the Partnership refinanced the mortgage encumbering Deerfield Apartments. The refinancing replaced indebtedness of approximately $2,634,000 with a new mortgage in the amount of $3,600,000 at an interest rate of 7.34%. Interest on the old mortgage was 9.15%. Payments are due on the first day of each month until the loan matures on December 1, 2004. Total capitalized loan costs were approximately $118,000. The Partnership recognized an extraordinary loss in 1997 in the amount of approximately $14,000 due to the write off of unamortized loan costs.

On August 8, 1997, the Partnership refinanced the mortgage encumbering Cheyenne Woods Apartments. The refinancing replaced indebtedness of approximately $3,800,000 with a new mortgage in the amount of $3,850,000 at an interest rate of 7.67%. Interest on the old mortgage was 10.5%. Payments are due on the first day of each month until the loan matures on September 1, 2007. Total capitalized loan costs were approximately $87,000. The Partnership recognized an extraordinary loss in 1997 in the amount of approximately $22,000 due to the write off of unamortized loan costs.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Registrant has budgeted, but is not limited to, approximately $787,000 in capital improvements for all of the Registrant's properties in 1999. Budgeted capital improvements at Deerfield include stairwell improvements, roof replacement, and other interior and exterior building improvements. Budgeted capital improvements at Terrace Royale include HVAC condensing units, carpet replacement, painting the exterior of the buildings and other building improvements. Budgeted capital expenditures at Cheyenne Woods include carpet and vinyl replacement and other interior and exterior building improvements. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $9,776,000 matures at various times with balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. The mortgage encumbering Terrace Royale matured November 1, 1998. The General Partner refinanced this loan on January 29, 1999 (see discussion above).

A cash distribution of approximately $400,000 was made during the year ended December 31, 1998. This distribution represented a portion of the net proceeds from the mortgage refinancing at Deerfield. No distributions were made during the year ended December 31, 1997. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).
The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000
The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.
ITEM 7.  FINANCIAL STATEMENTS


UNITED INVESTORS GROWTH PROPERTIES

LIST OF FINANCIAL STATEMENTS


Independent Auditors' Reports

Consolidated Balance Sheet - December 31, 1998

Consolidated Statements of Operations - Years ended December 31, 1998 and 1997

Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended
   December 31, 1998 and 1997

Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997

Notes to Consolidated Financial Statements


                          Independent Auditors' Report



The Partners
United Investors Growth Properties
(a Missouri Limited Partnership)



We have audited the accompanying consolidated balance sheet of United Investors Growth Properties (a Missouri Limited Partnership) (the "Partnership") as of December 31, 1998, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ KPMG PEAT MARWICK LLP

Greenville, South Carolina
March 22, 1999


                          Independent Auditors' Report



The Partners
United Investors Growth Properties
(a Missouri Limited Partnership)



We have audited the accompanying consolidated statements of operations, changes in partners' capital (deficit) and cash flows of United Investors Growth Properties (a Missouri Limited Partnership) (the "Partnership") for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note C, the Partnership was in default on its mortgage of Greystone South Plaza Center at December 31, 1997.


                                                       /s/ DELOITTE & TOUCHE LLP
Greenville, South Carolina
February 17, 1998
                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998








Assets

Cash and cash equivalents                                    $   693

Receivables and deposits                                         229

Restricted escrows                                               130

Other assets                                                     222

Investment properties (Notes D and H):

Land                                            $ 1,480

Buildings and related personal property          13,802

                                                 15,282

Less accumulated depreciation                    (4,692)      10,590


                                                             $11,864


Liabilities and Partners' Capital


Liabilities

Accounts payable                                             $    95

Tenant security deposit liabilities                               72

Accrued property taxes                                            45

Other liabilities                                                137

Mortgage notes payable (Notes C and D)                         9,776


Partners' Capital

General partner's                               $    12

Limited partners' (39,287 units issued

and outstanding)                                  1,727        1,739


                                                             $11,864

          See Accompanying Notes to Consolidated Financial Statements
                       UNITED INVESTORS GROWTH PROPERTIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)





                                                      Years Ended December 31,

                                                           1998        1997

Revenues:

 Rental income                                          $ 3,089     $ 2,968

 Other income                                               143         136

    Total revenues                                        3,232       3,104


Expenses:

 Operating                                                1,362       1,338

 General and administrative                                 114          77

 Depreciation                                               571         561

 Interest                                                 1,043       1,107

 Property taxes                                             319         312

    Total expenses                                        3,409       3,395

Net loss before extraordinary items                        (177)       (291)


Extraordinary loss on debt refinancing                       --         (36)

Extraordinary gain on foreclosure (Note C)                2,242          --


Net income (loss)                                       $ 2,065     $  (327)


Net income (loss) allocated to general partner (1%)     $    21     $    (3)


Net income (loss) allocated to limited partners (99%)     2,044        (324)

                                                        $ 2,065     $  (327)


Net income (loss) per limited partnership unit:

Loss before extraordinary items                         $ (4.45)    $ (7.33)

Extraordinary gain on foreclosure                         56.48          --

Extraordinary loss on debt refinancing                       --        (.91)

Net income (loss) per limited partnership unit          $ 52.03     $ (8.24)


Distributions per limited partnership unit              $ 10.08     $    --

          See Accompanying Notes to Consolidated Financial Statements
                       UNITED INVESTORS GROWTH PROPERTIES

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)





                                  Limited

                                Partnership    General     Limited

                                   Units      Partner's   Partners'    Total


Original capital contributions  39,297       $    --     $ 9,824     $ 9,824


Partners' (deficit) capital at

 December 31, 1996              39,297       $    (2)    $   403     $   401


Abandonment of limited

 partnership units (Note I)        (10)           --          --          --


Net loss for the year ended

 December 31, 1997                  --            (3)       (324)       (327)

Partners' (deficit) capital at

 December 31, 1997              39,287            (5)         79          74


Distribution to partners           --             (4)       (396)       (400)


Net income for the year ended

 December 31, 1998                  --            21       2,044       2,065


Partners' capital at

 December 31, 1998              39,287       $    12     $ 1,727     $ 1,739

          See Accompanying Notes to Consolidated Financial Statements
                       UNITED INVESTORS GROWTH PROPERTIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                        Year Ended December 31,

                                                           1998        1997

Cash flows from operating activities:

Net income (loss)                                       $ 2,065     $  (327)

Adjustments to reconcile net income (loss) to net cash

provided by operating activities:

Extraordinary gain on foreclosure                        (2,242)         --

     Depreciation                                           571         561

Amortization of loan costs, lease commissions,

and loan premiums, net                                      (29)        (31)

Extraordinary loss on debt refinancing                       --          36

Gain on casualty event                                       --         (22)

Change in accounts:

 Receivables and deposits                                   (27)         (8)

 Other assets                                               (49)        (54)

 Accounts payable                                            65         (11)

 Tenant security deposit liabilities                          7           7

 Accrued property taxes                                       5          82

 Other liabilities                                           63          21


  Net cash provided by operating activities                 429         254


Cash flows from investing activities:

Property improvements and replacements                     (218)       (182)

Net deposits to restricted escrows                          (71)        (59)

   Net insurance proceeds from casualty event                --          50


Net cash used in investing activities                      (289)       (191)


Cash flows from financing activities:

Payments of mortgage notes payable                         (146)       (175)

Repayment of mortgage notes payable                          --      (6,434)

Proceeds from debt refinancing                               --       7,450

Loan costs paid                                             (21)       (183)

Distribution to partners                                   (400)         --


  Net cash (used in) provided by

financing activities                                       (567)        658


Net (decrease) increase in cash and cash equivalents       (427)        721

Cash and cash equivalents at beginning of year            1,120         399


Cash and cash equivalents at end of year                $   693     $ 1,120

Supplemental disclosure of cash flow information:

Cash paid for interest                                  $   925     $ 1,154

          See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)


SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

Foreclosure

During the fourth quarter of 1998, Greystone South Plaza Center was foreclosed upon by the lender. In connection with this foreclosure, the following accounts were adjusted by the non-cash amounts noted below:

                                       1998

  Accounts receivable              $   (21)
  Restricted escrows                   (50)
  Other assets                        (105)
  Investment properties             (3,530)
  Accounts payable                      13
  Tenant security deposits              21
  Accrued taxes                         84
  Other liabilities                      5
  Mortgage notes payable             3,749
  Gain on foreclosure of property  $   166

            See Accompanying Notes to Consolidated Financial Statements


                       UNITED INVESTORS GROWTH PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: United Investors Growth Properties (the "Partnership" or "Registrant"), a Missouri Limited Partnership, was organized in July 1988, and the initial group of limited partners was admitted on October 24, 1988. Additional partners were admitted through June 1990.

The Partnership was formed to operate and hold certain types of income-producing real estate. United Investors Real Estate, Inc. (the "General Partner") is the general partner. Effective December 31, 1992, 100% of the General Partner's common stock was purchased by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is a subsidiary of Apartment Investment and Management Company ("AIMCO"). Thus the General Partner is now a wholly-owned subsidiary of AIMCO.

Basis of accounting: The accompanying financial statements of the Partnership are prepared on the accrual basis and, therefore, revenue is recorded as earned and costs and expenses are recorded as incurred.

Cash and Cash Equivalents: Includes cash on hand and in banks, money market funds and certificates of deposit with original maturities less than 90 days.
At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.
Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Restricted Escrows: Replacement reserve accounts were established in 1997 with the refinancing proceeds for Cheyenne Woods Apartments and Deerfield Apartments. Each property makes monthly deposits to establish and maintain a Replacement Reserve designated to cover necessary repairs and replacements of existing improvements at the property. The reserve account balance at December 31, 1998, is approximately $130,000 which includes interest.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. Commercial building lease terms are generally for terms of 3 to 10 years. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.




Investment Properties: Investment properties consist of three apartment properties and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment and commercial properties that have been permanently impaired have been written down to appraisal value. No adjustments for impairment of value were recorded in the years ended December 31, 1998 or 1997.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 7 years.

Allocation of Profits, Gains and Losses:

Allocation of net income and loss - In accordance with the partnership agreement, net income and net loss (as defined in the Partnership agreement,



income or loss of the Partnership determined without regard to gain or loss from sale) shall be allocated 1% to the General Partner and 99% to the limited partners.

Distributions - The Partnership allocates distributions 1% to the General Partner and 99% to the limited partners.

Gain/Loss from a Sale - Gain from a sale shall be allocated as follows:

First to each partner who has a negative capital account, an amount equal to (or in proportion to if less than) such partner's negative capital account balance. Second, 99% to the limited partners and 1% to the General Partner, until each limited partner has been allocated an amount equal to (or in proportion to if less than) the excess, if any, of such limited partner's adjusted capital investment over his capital account. Third, 99% to the limited partners and 1% to the General Partner, until each limited partner has received a 10% per annum preferred return on their adjusted capital investment or if greater, a 6% cumulative annual return. Fourth, the balance will be allocated 85% to the limited partners and 15% to the General Partner.

Anything in the Partnership Agreement to the contrary notwithstanding, the interests of the General Partner, in the aggregate, in each material item of income, gain, loss deduction and credit of the Partnership will be equal to at least 1% of each item at all times during the existence of the Partnership.




Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

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

Loan costs: Loan costs of approximately $267,000, less accumulated amortization of approximately $92,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (See "Note J" for disclosure).



Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $39,000 and $43,000 for the years ended December 31, 1998 and 1997, respectively, were charged to operating expense as incurred.

Reclassification: Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - FORECLOSURE OF GREYSTONE SOUTH PLAZA CENTER

On December 15, 1998, the lender foreclosed on Greystone South Plaza Center.
The mortgage note payable had been in default since May 1998. In the General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure action. During the fourth quarter of 1998, the Partnership recorded an extraordinary gain on the foreclosure of approximately $2,242,000.

The following amounts were recorded in the consolidated financial statements for the year ended December 31, 1998 (in thousands):




    Net real estate (a)                            $(1,454)

    Net other liabilities                              (53)

                                                    (1,507)

    Debt discharged (b)                              3,749

    Extraordinary gain on foreclosure              $ 2,242


(a)  Amount is net of accumulated depreciation of approximately $677,000.

(b)  Amount includes accrued interest.

The extraordinary gain on foreclosure includes non-cash activity of $166,000, which represents the difference between the fair market value of the property at foreclosure and the amount of the debt, including accrued interest, extinguished. The remaining portion of the gain of $2,076,000 represents the difference between the carrying value of the real estate and the estimated fair value of the property at disposition.



The 1998 results of operations for Greystone South Plaza Center are summarized in the following table (in thousands):

                              For the Period
                             From January 1 to
                             December 15, 1998
Revenues                         $ 538
Loss from operations               (20)

NOTE D - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows:


                       Principal    Monthly                        Principal

                       Balance At   Payment    Stated               Balance

                      December 31, Including  Interest  Maturity     Due At

Property                  1998      Interest    Rate      Date      Maturity

                          (in thousands)                         (in thousands)


Terrace Royale Apts.  $ 2,404      $    24      8.50%   11/98(1)   $ 2,417


Cheyenne Woods Apts.    3,806           27      7.67%    09/07       3,360



Deerfield Apartments    3,566           25      7.34%    12/04       3,303


Total                 $ 9,776      $    76                         $ 9,080



(1) During the first quarter of 1999, the General Partner negotiated replacement financing. See "Note L " for information on the refinancing.

The mortgage notes payable are nonrecourse and are secured by a pledge of the respective properties and by a pledge of revenues from operation of the respective properties. The mortgage loans collateralized by the Terrace Royale Apartments, Cheyenne Woods Apartments and Deerfield Apartments each contain clauses providing for prepayment penalties if the loans are repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

On January 29, 1999, the Partnership refinanced the mortgage encumbering Terrace Royale Apartments (See "Note L" for further information).

On November 20, 1997, the Partnership refinanced the mortgage encumbering Deerfield Apartments. The refinancing replaced indebtedness of approximately $2,634,000 with a new mortgage in the amount of $3,600,000 at an interest rate of 7.34%. Interest on the old mortgage was 9.15%. Payments are due on the first day of each month until the loan matures on December 1, 2004. Total capitalized loan costs were approximately $118,000. The Partnership recognized an extraordinary loss in 1997 in the amount of approximately $14,000 due to the write off of unamortized loan costs.




On August 8, 1997, the Partnership refinanced the mortgage encumbering Cheyenne Woods Apartments. The refinancing replaced indebtedness of approximately $3,800,000 with a new mortgage in the amount of $3,850,000 at an interest rate of 7.67%. Interest on the old mortgage was 10.5%. Payments are due on the first day of each month until the loan matures on September 1, 2007. Total capitalized loan costs were approximately $87,000. The Partnership recognized an extraordinary loss in 1997 in the amount of approximately $22,000 due to the write off of unamortized loan costs.

The estimated fair value of the Partnership's aggregate debt is approximately $9,776,000. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transaction.

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 1998, are as follows (in thousands):


      1999          $ 2,478

      2000               80

      2001               87

      2002               93

      2003              101

   Thereafter         6,937

                    $ 9,776



Included in the 1999 payments is the December 31, 1998, outstanding loan balance on the Terrace Royale notes payable, as it matured in November 1998. The loan was not in default due to a forebearance agreement in place with the lender while the General Partner arranged to refinance the loan. Subsequent to December 31, 1998, the mortgage notes encumbering Terrace Royale were refinanced with a new maturity date of February 1, 2019 (see "Note L").



NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the years ended December 31, 1998 and 1997:


                                                   1998        1997

                                                    (in thousands)

Property management fees (included

in operating expenses)                          $159        $160


Reimbursement for services of affiliates

(included in operating, general and

administrative expenses and investment

properties) (1)                                 $ 51        $ 42


(1) Included in "Reimbursement for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $1,000 and $7,000, respectively, in reimbursements for construction oversight costs.



Additionally, the Partnership paid approximately $4,000 and $21,000 during the years ended December 31, 1998 and 1997, respectively, to affiliates of the General Partner for reimbursements of costs related to the refinancing of Deerfield in November 1997. These costs were capitalized as loan costs and are being amortized over the term of the loan.

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $133,000 and $130,000 for the years ended December 31, 1998 and 1997, respectively. During the years ended December 31, 1997 and for the nine months ending September 30, 1998 affiliates of the General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property as compensation for providing property management services. These services were performed by affiliates of the General Partner during 1997 and for the nine months ending September 30, 1998 and were approximately $30,000 and $26,000, respectively. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial property were performed by Insignia/ESG, which is no longer a related party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $51,000 and $42,000 for the years ended December 31, 1998 and 1997, respectively.



For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

NOTE F - OPERATING LEASES

Tenants of Greystone South Plaza Center were responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. A portion of the real estate taxes, insurance, and common area maintenance expenses were paid directly by the Partnership. The Partnership is then reimbursed by the tenants for their proportionate share.

On December 10, 1998, Greystone South Plaza Center was foreclosed on by the lender holding the mortgage encumbering the property, therefore, there are no future minimum lease payments to be received for this property (See "Note C" for discussion of the foreclosure).

NOTE G - PARTNER TAX INFORMATION

The following is a reconciliation between net loss as reported in the consolidated financial statements and Federal taxable loss allocated to the partners in the Partnership's tax return for the years ended December 31, 1998 and 1997 (in thousands, except per unit data):


                                                   1998        1997


Net income (loss) as reported                   $ 2,065     $  (327)

Add (deduct):

 Deferred revenue and other liabilities             (99)       (111)

 Depreciation differences                           (88)        (81)

 Accrued expenses                                   (30)         18

 Nondeductible reserves and allowances           (2,923)          3

 Other                                                4          --

Federal taxable income (loss)                   $(1,071)    $  (498)


Federal taxable income (loss) per limited

 partnership unit                               $(27.00)    $(12.55)




The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 1998 (in thousands):


Net assets as reported                          $1,739

Differences in basis of assets and

liabilities:

  Accumulated depreciation                        (126)

  Other assets and liabilities                      63

  Syndication costs                              1,362


Net assets - tax basis                          $3,038



NOTE H - REAL ESTATE AND ACCUMULATED DEPRECIATION


                                       Initial cost

                                      To Partnership

                                      (in thousands)


                                                Buildings        Net Cost

                                               and Related     Capitalized

                                                Personal      Subsequent to

Description        Encumbrances      Land       Property       Acquisition

                  (in thousands)                              (in thousands)


Terrace Royale    $ 2,404         $   653    $ 3,496         $   354


Cheyenne Woods      3,806             587      4,980             573


Deerfield           3,566             240      3,891             508


Totals            $ 9,776         $ 1,480    $12,367         $ 1,435







                    Gross Amount At Which Carried

                        At December 31, 1998

                           (in thousands)


                          Buildings

                             And

                          Personal             Accumulated      Date of        Date    Depreciable

Description        Land   Property    Total    Depreciation   Construction   Acquired   Life-Years

                                              (in thousands)


Terrace Royale    $  653  $ 3,850   $ 4,503     $ 1,446        1987-1988     11/01/88      5-40


Cheyenne Woods       587    5,553     6,140       1,875           1988       04/18/89      5-40


Deerfield            240    4,399     4,639       1,371           1986       10/24/90      5-40


   Totals         $1,480  $13,802   $15,282     $ 4,692




Reconciliation of "Real Estate and Accumulated Depreciation":


                                        Years Ended December 31,

                                            1998         1997

                                             (in thousands)

Investment Properties


Balance at beginning of year            $17,195     $17,060

Property improvements                       218         182

Disposition of property                      --         (47)

Dispositions through foreclosure         (2,131)         --


Balance at End of Year                  $15,282     $17,195


Accumulated Depreciation


Balance at beginning of year            $ 4,798     $ 4,256

Additions charged to expense                571         561

Disposition of property                      --         (19)



Accumulated depreciation on

 real estate foreclosed                    (677)         --


Balance at End of Year                  $ 4,692     $ 4,798


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998, is approximately $15,282,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 is approximately $4,819,000.

NOTE I - LIMITED PARTNERSHIP UNITS

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

NOTE J - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues: As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has two reportable segments: residential properties and commercial properties. The



Partnership's residential property segment consists of three apartment complexes in three states in the United States. The Partnership rents apartment units to people for terms that are typically twelve months or less. The commercial property segment consist of a retail shopping center located in Lenexa, Kansas. This property leases space to a home furnishing retailer, various specialty retail outlets, and several food enterprises at terms ranging from 3 to 10 years.

Measurement of segment profit or loss: The Partnership evaluates performance based on net operating income, which is defined as income before interest expense, depreciation, amortization of intangibles, casualty expense, gain or loss on disposal of property, and gain or loss on extinguishment of debt. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment: The Partnership's reportable segments consist of investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

 1998
                                      Residential Commercial    Other    Totals
 Rental income                        $ 2,553     $   536     $    --   $ 3,089
 Other income                             113           2          28       143



 Interest expense                         798         248          (3)    1,043
 Depreciation                             516          55          --       571
 General and administrative expense        --          --         114       114
 Gain on extraordinary item                --       2,242          --     2,242
 Segment (loss) income                    (74)      2,221         (82)    2,065
 Total assets                          11,187           1         676    11,864
 Capital expenditures for investment
 properties                               212           6          --       218




 1997
                                      Residential Commercial   Other     Totals
 Rental income                        $ 2,456     $   512     $    --  $ 2,968
 Other income                             119           6          11      136
 Interest expense                         855         255          (3)   1,107
 Depreciation                             515          46          --      561
 General and administrative expense        --          --          77       77
 Loss on extraordinary item               (36)         --          --      (36)
 Segment loss                            (231)        (33)        (63)    (327)
 Total assets                          11,368       1,667       1,112   14,147
 Capital expenditures for investment
 properties                               170          12          --      182

NOTE K - LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

NOTE L - SUBSEQUENT EVENT

On January 29, 1999, the Partnership refinanced the mortgage encumbering Terrace Royale Apartments. The refinancing replaced indebtedness of approximately $2,397,000 with a new mortgage in the amount of $3,500,000 at an interest rate of 6.51%. Interest on the old mortgage was 8.5%. Payments are due on the first day of each month until the loan matures on February 1, 2019. Total capitalized loan costs were approximately $169,000. Terrace Royale's mortgage was never in default due to a forbearance agreement that was in effect while the Partnership was acquiring new financing.




ITEM 8.CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 23, 1998, the Registrant dismissed its prior Independent Auditors, Deloitte & Touche LLP ("Deloitte") and retained as its new Independent Auditors, KPMG Peat Marwick LLP. Deloitte's Independent Auditor's Report on the Registrant's financial statements for the calendar year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the General Partner's directors. During the calendar year ended 1997 and through September 23, 1998, there were no disagreements between the Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Deloitte, would have caused it to make references to the subject matter of the disagreements in connection with its reports.

Effective September 23, 1998, the Registrant engaged KPMG Peat Marwick LLP as its Independent Auditors. During the last two calendar years and through September 23, 1998, the Registrant did not consult KPMG Peat Marwick LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.




                                    PART III


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

United Investor's Growth Properties (the "Registrant" or "Partnership") has no officers or directors. United Investor Real Estate, Inc. ("UIRE" or the "General Partner") manages and controls the Partnership and has general responsibility and authority in all matters affecting its business. The General Partner was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is a subsidiary of Apartment Investment and Management Company ("AIMCO"). Thus the General Partner is now a wholly owned subsidiary of AIMCO.

The names of the directors and executive officers of UIRE, their ages and the nature of all positions with UIRE presently held by them are set forth below. There are no family relationships between or among any officers and directors.

Name                  Age   Position

Patrick J. Foye       41    Executive Vice President and Director

Timothy R. Garrick    42    Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

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



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as provided below, as of January 1, 1999, no person was known by the Partnership to be the beneficial owner of more than 5 percent (5%) of the Units of the Partnership:

               Entity                 Number of units   Percent of total

 United Investors Real Estate, Inc.        3,926             9.993%

United Investors Real Estate I is indirectly, ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the General Partner. AIMCO and its affiliates currently own 9.993% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.



A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the years ended December 31, 1998 and 1997:


                                                      1998        1997

                                                       (in thousands)


Property management fees                           $159        $160


Reimbursement for services of affiliates (1)       $ 51        $ 42



(1) Included in "Reimbursement for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $1,000 and $7,000, respectively, in reimbursements for construction oversight costs.

Additionally, the Partnership paid approximately $4,000 and $21,000 during the years ended December 31, 1998 and 1997, respectively, to affiliates of the General Partner for reimbursements of costs, related to the refinancing of Deerfield in November 1997. These costs were capitalized as loan costs and are being amortized over the term of the loan.

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $133,000 and $130,000 for the years ended December 31, 1998 and 1997, respectively. During the years ended December 31, 1997 and for the nine months ending September 30, 1998 affiliates of the General Partners were entitled to varying percentages of gross receipts from the Registrant's commercial property as compensation for providing property management services. These services were performed by affiliates of the General Partner during 1997 and for the nine months ending September 30, 1998 and were approximately $30,000 and $26,000, respectively. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial properties were performed by Insignia/ESG, which is no longer a related party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $51,000 and $42,000 for the years ended December 31, 1998 and 1997, respectively.



For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

           Exhibit 10.20 is filed as an exhibit to this report.

           Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         (b) Reports on Form 8-K filed in the fourth quarter of fiscal year
             1998:

             A Form 8-K dated September 23, 1998 (amended October 27, 1998) was filed reporting the dismissal of Deloitte & Touche, LLP as the registrant's Independent accountant.



             Current Report on Form 8-K dated October 1, 1998 and filed October 16, 1998 disclosing the change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.



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


                             UNITED INVESTORS GROWTH PROPERTIES

                             By: United Investors Real Estate, Inc.,
                                 Its General Partner


                             By:/s/ Patrick J. Foye
                                Patrick J. Foye
                                Executive Vice President


                             By: /s/ Timothy R. Garrick
                                 Timothy R. Garrick
                                 Vice President - Accounting


                             Date:  March 31, 1999


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Partnership and in the capacities and on the date indicated.





/s/ Patrick J. Foye      Executive Vice President      Date: March 31, 1999
Patrick J. Foye          and Director

/s/ Timothy R. Garrick   Vice President - Accounting   Date: March 31, 1999
Timothy R. Garrick       and Director



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

2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT; incorporated by reference to Exhibit 2.1 filed with Registrant's Current Report on Form 8-K dated October 1, 1998.

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

10.20 Promissory Note dated January 29, 1999, by and between AIMCO Terrace Royale, L.L.C., a South Carolina limited liability company and GMAC Commercial Mortgage Corporation, a California Corporation.

16 Letter dated November 11, 1998 from the Registrant's former independent accountants regarding its concurrence with the statements made by the Registrant; incorporated by reference to Exhibit C file with the Registrant's Current Report on Form 8-K dated September 23, 1998.

27      Financial Data Schedule

99.1 Portions of Prospectus of Partnership dated June 13, 1988; incorporated by reference to Exhibit 99.1 to Partnership's Report on Form 10-K previously filed on March 6, 1991.