Form 10QSB
period 1999-03-31
UNITED INVESTORS GROWTH PROPERTIES
filed 1999-05-12
CIK 831663

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


                 For the quarterly period ended March 31, 1999


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


ITEM 1.   FINANCIAL STATEMENTS

a)
                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999




Assets

    Cash and cash equivalents                                     $  1,584

    Receivables and deposits                                           209

    Restricted escrows                                                 182

    Other assets                                                       359

    Investment properties:

       Land                                        $  1,480

       Buildings and related personal property       13,836

                                                     15,316

       Less accumulated depreciation                 (4,826)        10,490

                                                                  $ 12,824
Liabilities and Partners' Capital

Liabilities

    Accounts payable                                              $     94

    Tenant security deposit liabilities                                 76

    Accrued property taxes                                              41

    Other liabilities                                                  102

    Mortgage notes payable                                          10,847

Partners' Capital

    General partner's                              $     11

    Limited partners' (39,287 units issued

       and outstanding)                               1,653          1,664

                                                                  $ 12,824


          See Accompanying Notes to Consolidated Financial Statements


b)
                       UNITED INVESTORS GROWTH PROPERTIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                         Three Months Ended

                                                              March 31,

                                                          1999        1998

Revenues:

 Rental income                                           $  615      $  731

 Other income                                                31          41

    Total revenues                                          646         772

Expenses:

 Operating                                                  282         329

 General and administrative                                  33          25

 Depreciation                                               134         144

 Interest                                                   212         263

 Property taxes                                              60          80

    Total expenses                                          721         841

 Net loss                                                $  (75)     $  (69)

 Net loss allocated to general partner (1%)              $   (1)     $   (1)

 Net loss allocated to limited partners (99%)               (74)        (68)

                                                         $  (75)     $  (69)

 Net loss per limited partnership unit                   $(1.88)     $(1.73)

 Distributions per limited partner unit                  $   --      $10.08

          See Accompanying Notes to Consolidated Financial Statements


c)
                       UNITED INVESTORS GROWTH PROPERTIES

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)




                                   Limited

                                 Partnership    General     Limited

                                    Units      Partner's   Partners'    Total


Original capital contributions   39,297       $    --     $ 9,824     $ 9,824


Partners' capital at

   December 31, 1998             39,287       $    12     $ 1,727     $ 1,739


Net loss for the three months

   ended March 31, 1999              --            (1)        (74)        (75)


Partners' capital at

   March 31, 1999                39,287       $    11     $ 1,653     $ 1,664


          See Accompanying Notes to Consolidated Financial Statements

d)
                       UNITED INVESTORS GROWTH PROPERTIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                          Three Months Ended

                                                              March 31,

                                                          1999        1998

Cash flows from operating activities:

  Net loss                                                $   (75)    $   (69)

  Adjustments to reconcile net loss to net

cash provided by operating activities:

    Depreciation                                              134         144

    Amortization of loan costs, lease commissions

      and loan premiums, net                                    6          (9)

    Change in accounts:

      Receivables and deposits                                 20          70

      Other assets                                             26          (7)

      Accounts payable                                         (1)         (4)

      Tenant security deposit liabilities                       4           2

      Accrued property taxes                                   (4)          1

      Other liabilities                                       (35)        (22)

         Net cash provided by operating activities             75         106

Cash flows from investing activities:

  Property improvements and replacements                      (34)        (23)

  Net deposits to restricted escrows                          (52)        (18)

         Net cash used in investing activities                (86)        (41)

Cash flows from financing activities:

  Payments on mortgage notes payable                          (32)        (35)

  Payoff of mortgage note payable                          (2,397)         --

  Proceeds from debt refinancing                            3,500          --

  Loan costs paid                                            (169)        (16)

  Distribution to partners                                     --        (400)

Net cash provided by (used in)

  financing activities                                        902        (451)

Net increase (decrease) in cash

  and cash equivalents                                        891        (386)

Cash and cash equivalents at beginning of period              693       1,120

Cash and cash equivalents at end of period                $ 1,584     $   734

Supplemental disclosure of cash flow information:

  Cash paid for interest                                  $   223     $   276


          See Accompanying Notes to Consolidated Financial Statements


e)
                       UNITED INVESTORS GROWTH PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of United Investors Growth Properties (the "Partnership" or "Registrant"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc., a Delaware corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements include all the accounts of the Partnership and its two 100% owned limited liability companies, Cheyenne Woods United Investors, L.L.C. and Deerfield Apartments, L.L.C. Although legal ownership of the respective asset remains with these entities, the Partnership retains all economic benefits from the properties. As a result, the Partnership consolidates its interest in these two entities, whereby all accounts are included in the consolidated financial statements of the Partnership with all inter-entity accounts being eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the three month periods ended March 31, 1999 and 1998:

                                                              1999      1998
                                                              (in thousands)

Property management fees (included in operating expenses)     $ 33      $ 40

Reimbursement for services of affiliates, (included in
 operating and general and administrative expenses) (1)         13        11

(1) Included in "Reimbursement for services of affiliates" for the three months ended March 31, 1998 is approximately $1,000 in reimbursements for construction oversight costs. No such costs were incurred for the three months ended March 31, 1999.

During the three months ended March 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $33,000 for both the three months ended March 31, 1999 and 1998. During the three months ended March 31, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property as compensation for providing property management services. These services were performed by affiliates of the General Partner during the three months ending March 31, 1998 and were approximately $7,000. On December 15, 1998, the lender foreclosed on the commercial property.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $13,000 and $11,000 for the three months ended March 31, 1999 and 1998, respectively.

NOTE D - REFINANCING

On January 29, 1999, the Partnership refinanced the mortgage encumbering Terrace Royale Apartments. The refinancing replaced indebtedness of approximately $2,397,000 with a new mortgage in the amount of $3,500,000 at an interest rate of 6.51%. The interest rate on the old mortgage was 13.5%, under the forbearance agreement in effect at the time of the refinancing. Payments are due on the first day of each month beginning on March 1, 1999 until the loan matures on February 1, 2019. Total capitalized loan costs were approximately $169,000. Terrace Royale's mortgage was never in default due to a forebearance agreement that was in effect while the Partnership was acquiring new financing.

NOTE E - SEGMENT REPORTING

The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of three apartment complexes in Bothell, Washington; North Las Vegas, Nevada and Memphis, Tennessee. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of a retail shopping center located in Lenexa, Kansas. This property leased space to a home furnishing retailer, various specialty retail outlets, and several food enterprises at terms ranging from 3 to 10 years. The commercial property was foreclosed upon by the lender on December 15, 1998.

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

1999


                                      Residential    Other      Totals
Rental income                         $   615     $    --     $   615
Other income                               24           7          31
Interest expense                          212          --         212
Depreciation                              134          --         134
General and administrative expense         --          33          33
Segment loss                              (49)        (26)        (75)
Total assets                           11,326       1,498      12,824
Capital expenditures for investment
properties                                 34          --          34



1998
                                    Residential Commercial    Other    Totals
Rental income                       $   624     $   107     $    --   $   731
Other income                             30           1          10        41
Interest expense                        201          63          (1)      263
Depreciation                            130          14          --       144
General and administrative expense       --          --          25        25
Segment loss                            (25)        (30)        (14)      (69)
Total assets                         11,275       1,644         682    13,601
Capital expenditures for investment
properties                               22           1          --        23

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 1999 and 1998:


                                          Average Occupancy

Property                                   1999         1998


Terrace Royale Apartments

 Bothell, Washington                        97%          99%

Cheyenne Woods Apartments

 North Las Vegas, Nevada                    90%          89%

Deerfield Apartments

 Memphis, Tennessee                         95%          94%


Results of Operations

The Registrant's net loss for the three months ended March 31, 1999 was approximately $75,000, compared to a net loss of approximately $69,000 for the three months ended March 31, 1998. The increase in net loss was due primarily to a decrease in rental revenue partially offset by a decrease in total expenses due to the foreclosure of Greystone South Plaza Center in December 1998, as discussed below. Excluding the operations of Greystone South Plaza Center, the Partnership had a net loss of approximately $39,000 for the three months ended March 31, 1998, with total revenues decreasing approximately $19,000 and total expenses increasing approximately $15,000 in the comparable period in 1999. Total revenues decreased due to a decrease in rental income and other income. Rental income decreased due to lower average rental rates at Cheyenne Woods partially offset by increased rates at Terrace Royale and Deerfield. Other income decreased primarily due to lower tenant charges at Cheyenne Woods.

Total expenses, excluding Greystone South Plaza Center, increased due to increases in general and administrative and interest expenses, which were partially offset by decreased operating expenses. The increase in interest expense is due to additional interest incurred at Terrace Royale during the forebearance period on the previous mortgage. During the forebearance period the interest rate was increased by the lender to 13.50%. General and administrative expenses increased primarily due to increased professional fees associated with managing the Partnership. Included in general and administrative expenses at both March 31, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. The decrease in operating expenses was primarily due to lower maintenance expenses at Deerfield Apartments due to the completion in 1998 of an exterior painting project. No such projects were undertaken during the three months ended March 31, 1999. This was partially offset by an increase in fees charged by the lender at the time of the refinancing of Terrace Royale Apartments.

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

Liquidity and Capital Resources

At March 31, 1999, the Registrant had cash and cash equivalents of approximately $1,584,000 as compared to approximately $734,000 at March 31, 1998. The increase in cash and cash equivalents of approximately $891,000 from the Registrant's year ended December 31, 1998, is due to approximately $75,000 of cash provided by operating activities and approximately $902,000 of cash provided by financing activities which was partially offset by approximately $86,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements and deposits to escrow accounts maintained by the mortgage lender. Cash provided by financing activities consisted of proceeds from the refinancing of Terrace Royale Apartments which was partially offset by payments of principal made on the mortgages encumbering the Registrant's properties and additional loan costs paid. The Partnership invests its working capital reserves in money market accounts.

On December 15, 1998, the lender foreclosed on Greystone South Plaza Center. The mortgage note payable had been in default since December 1997. In the General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure action.

On January 29, 1999, the Partnership refinanced the mortgage encumbering Terrace Royale Apartments. The refinancing replaced indebtedness of approximately $2,397,000 with a new mortgage in the amount of $3,500,000 at an interest rate of 6.51%. The interest rate on the old mortgage was 13.5%, under the forebearance agreement in effect at the time of the refinancing. Payments are due on the first day of each month until the loan matures on February 1, 2019. Total capitalized loan costs were approximately $169,000. Terrace Royale's mortgage was never in default due to a forbearance agreement that was in effect while the Partnership was acquiring new financing.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Terrace Royale Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $5,000 of capital improvements at Terrace Royale Apartments consisting primarily of swimming pool repairs and plumbing repairs. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $183,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $83,000 are planned for 1999, including HVAC condensing units, carpet replacement, painting the exterior of the buildings and other building improvements.

Cheyenne Woods

During the three months ended March 31, 1999, the Partnership completed approximately $6,000 of capital improvements at Cheyenne Woods, which consisted primarily of carpet and vinyl replacements. These capital improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $183,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $254,000 are planned for 1999 consisting of carpet and vinyl replacement and other interior and exterior building improvements.

Deerfield Apartments:

During the three months ended March 31, 1999, the Partnership completed approximately $23,000 of capital improvements at Deerfield Apartments consisting primarily of swimming pool repairs, signage, appliances and carpet and vinyl replacements. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $183,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of stairwell improvements, roof replacement, and other interior and exterior building improvements. These improvements are budgeted for, but not limited to, approximately $450,000.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $10,847,000 matures at various times with balloon payments due at maturity (see discussion above related to Terrace Royale indebtedness). The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

No distributions were made during the three months ended March 31, 1999. A cash distribution of approximately $400,000 ($10.08 per limited partnership unit) was made during the three months ended March 31, 1998. This distribution represented a portion of the net proceeds from the mortgage refinancing at Deerfield. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales and the availability of cash reserves. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 1999 or subsequent periods.

Potential Tender Offer

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

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

a)Exhibits:

Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b)Reports on Form 8-K:

None filed during the quarter ended March 31, 1999.



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


                                   UNITED INVESTORS GROWTH PROPERTIES

                                   By:    United Investors Real Estate, Inc.
                                          Its General Partner


                                   By:    /s/ Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                   By:    /s/ Carla R. Stoner
                                          Carla R. Stoner
                                          Senior Vice President - Finance and
                                          Administration


                                   Date:  May 12, 1999