Form 10QSB
period 1999-06-30
UNITED INVESTORS GROWTH PROPERTIES
filed 1999-08-10
CIK 831663

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


                  For the quarterly period ended June 30, 1999


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



ITEM 1.   FINANCIAL STATEMENTS


a)
                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999




Assets

    Cash and cash equivalents                                  $  1,563

    Receivables and deposits                                        225

    Restricted escrows                                              200

    Other assets                                                    284

    Investment properties:

       Land                                        $  1,480

       Buildings and related personal property       13,925

                                                     15,405

       Less accumulated depreciation                 (4,965)     10,440

                                                               $ 12,712
Liabilities and Partners' Capital

Liabilities

    Accounts payable                                           $     53

    Tenant security deposit liabilities                              76

    Accrued property taxes                                           47

    Other liabilities                                                87

    Mortgage notes payable                                       10,807

Partners' Capital

    General partner's                              $     11

    Limited partners' (39,287 units issued

       and outstanding)                               1,631       1,642

                                                               $ 12,712

          See Accompanying Notes to Consolidated Financial Statements

b)
                       UNITED INVESTORS GROWTH PROPERTIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                  Three Months Ended       Six Months Ended

                                       June 30,                June 30,

                                   1999        1998         1999        1998

Revenues:

 Rental income                   $  643      $  790       $1,258      $1,521

 Other income                        43          34           74          75

    Total revenues                  686         824        1,332       1,596

Expenses:

 Operating                          289         337          571         666

 General and administrative          37          28           70          53

 Depreciation                       139         145          273         289

 Interest                           197         266          409         529

 Property taxes                      46          80          106         160

    Total expenses                  708         856        1,429       1,697

Net loss                         $  (22)     $  (32)      $  (97)     $ (101)

Net loss allocated to

  general partner (1%)           $   --      $   --       $   (1)     $   (1)

Net loss allocated to

  limited partners (99%)            (22)        (32)         (96)       (100)

                                 $  (22)     $  (32)      $  (97)     $ (101)

Net loss per limited

   partnership unit              $ (.56)     $ (.81)      $(2.44)     $(2.55)

Distributions per limited

   partner unit                  $   --      $   --       $   --      $10.08


          See Accompanying Notes to Consolidated Financial Statements

c)
                       UNITED INVESTORS GROWTH PROPERTIES

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)


                                    Limited

                                  Partnership   General     Limited

                                     Units     Partner's   Partners'    Total


Original capital contributions      39,297      $    --     $ 9,824    $ 9,824


Partners' capital at

   December 31, 1998                39,287      $    12     $ 1,727    $ 1,739


Net loss for the six months

   ended June 30, 1999                  --           (1)        (96)       (97)


Partners' capital at

   June 30, 1999                    39,287      $    11     $ 1,631    $ 1,642


          See Accompanying Notes to Consolidated Financial Statements
d)
                       UNITED INVESTORS GROWTH PROPERTIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                          Six Months Ended

                                                              June 30,

                                                         1999        1998

Cash flows from operating activities:

  Net loss                                             $  (97)     $ (101)

  Adjustments to reconcile net loss to net

  cash provided by operating activities:

    Depreciation                                          273         289

    Amortization of loan costs, lease commissions

      and loan premiums, net                               11         (15)

    Change in accounts:

      Receivables and deposits                              4           3

      Other assets                                         26           3

      Accounts payable                                    (42)          6

      Tenant security deposit liabilities                   4           9

      Accrued property taxes                                2          44

      Other liabilities                                   (50)         44

         Net cash provided by operating activities        131         282

Cash flows from investing activities:

  Property improvements and replacements                 (123)       (112)

  Net deposits to restricted escrows                      (70)        (36)

         Net cash used in investing activities           (193)       (148)

Cash flows from financing activities:

  Payments on mortgage notes payable                      (72)        (72)

  Payoff of mortgage note payable                      (2,397)         --

  Proceeds from debt refinancing                        3,500          --

  Loan costs paid                                         (99)        (17)

  Distribution to partners                                 --        (400)

         Net cash provided by (used in)

            financing activities                          932        (489)

Net increase (decrease) in cash and cash equivalents      870        (355)

Cash and cash equivalents at beginning of period          693       1,120

Cash and cash equivalents at end of period             $1,563      $  765

Supplemental disclosure of cash flow information:

  Cash paid for interest                               $  418      $  494


          See Accompanying Notes to Consolidated Financial Statements

e)
                       UNITED INVESTORS GROWTH PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of United Investors Growth Properties (the "Partnership" or "Registrant"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc., a Delaware corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the six month periods ended June 30, 1999 and 1998:
                                                                1999      1998
                                                                (in thousands)

Property management fees (included in operating expenses)       $ 67      $ 80

Reimbursement for services of affiliates, (included in
 operating and general and administrative expenses)               25        25

During the six months ended June 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $67,000 and $66,000 for the six months ended June 30, 1999 and 1998, respectively. During the six months ended June 30, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property as compensation for providing property management services. These services were performed by affiliates of the General Partner during the six months ending June 30, 1998, and were approximately $14,000. On December 15, 1998, the lender foreclosed on this commercial property.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $25,000 for both the six month periods ended June 30, 1999 and 1998, respectively, including approximately $1,000 of construction reimbursement costs for the period ended June 30, 1998. No such costs were incurred for the six months ended June 30, 1999.

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 15,930.68 (approximately 40.55% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $65 per unit. The offer expired on July 16, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 3,497.00 units.
As a result, AIMCO and its affiliates currently own 7,423.00 units of limited partnership interest in the Partnership representing approximately 18.89% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - REFINANCING

On January 29, 1999, the Partnership refinanced the mortgage encumbering Terrace Royale Apartments. The refinancing replaced indebtedness of approximately $2,397,000 with a new mortgage in the amount of $3,500,000 at an interest rate of 6.51%. The interest rate on the old mortgage was 13.5%, under the forbearance agreement in effect at the time of the refinancing. Payments are due on the first day of each month beginning on March 1, 1999, until the loan matures on February 1, 2019. Total capitalized loan costs were approximately $99,000. Terrace Royale's mortgage was never in default due to a forebearance agreement that was in effect while the Partnership was acquiring new financing.

NOTE E - DISTRIBUTIONS

A cash distribution of approximately $400,000 (approximately $396,000 to the limited partners or $10.08 per limited partnership unit) was made during the six months ended June 30, 1998. This distribution represented a portion of the net proceeds from the mortgage refinancing at Deerfield in November of 1997. Subsequent to June 30, 1999, a distribution of approximately $750,000 (approximately $743,000 to the limited partners or $18.91 per limited partnership unit) was declared and paid. This distribution represented the remaining net proceeds from the mortgage refinancing at Deerfield and a portion of the net proceeds from the mortgage refinancing at Terrace Royale Apartments.

NOTE F - SEGMENT REPORTING

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes in Bothell, Washington; North Las Vegas, Nevada and Memphis, Tennessee. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the six months ended June 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                     Residential     Other      Totals

Rental income                          $ 1,258      $    --     $ 1,258
Other income                                52           22          74
Interest expense                           410           (1)        409
Depreciation                               273           --         273
General and administrative expense          --           70          70
Segment loss                               (48)         (49)        (97)
Total assets                            11,257        1,455      12,712
Capital expenditures for investment
properties                                 123           --         123


1998
                                     Residential     Other      Totals

Rental income                        $ 1,258        $  263      $ 1,521
Other income                              57            18           75
Interest expense                         401           128          529
Depreciation                             262            27          289
General and administrative expense        --            53           53
Segment loss                             (53)          (48)        (101)
Total assets                          11,275         2,365       13,640
Capital expenditures for investment
properties                               106             6          112

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 1999 and 1998:


                                          Average Occupancy

Property                                   1999         1998


Terrace Royale Apartments

  Bothell, Washington                      95%          98%

Cheyenne Woods Apartments

  North Las Vegas, Nevada                  91%          89%

Deerfield Apartments

  Memphis, Tennessee                       95%          95%


The General Partner attributes the decrease in occupancy at Terrace Royale to increased competition in the Bothell, Washington area. New units have been constructed, and these properties are offering concessions and move in incentives.

Results of Operations

The Registrant's net loss for the six months ended June 30, 1999, was approximately $97,000, compared to a net loss of approximately $101,000 for the six months ended June 30, 1998. The Registrant's net loss for the three months ended June 30, 1999, was approximately $22,000 compared to a net loss of approximately $32,000 for the three months ended June 30, 1998. The decrease in net loss was due primarily to a decrease in total expenses partially offset by a decrease in rental revenue due to the foreclosure of Greystone South Plaza Center in December 1998, as discussed below. Excluding the operations of Greystone South Plaza Center, the Partnership had a net loss of approximately $94,000 for the six months ended June 30, 1999, compared to a net loss of approximately $89,000 for the six months ended June 30, 1998. For the three months ended June 30, 1999, the Partnership had a net loss of approximately $21,000 compared to a net loss of approximately $50,000 for the comparable period in 1998. The increase in net loss for the six months ended June 30, 1999 was due to an increase in total expenses, partially offset by an increase in total revenue. The decrease in net loss for the three month period ended June 30, 1998 is due to an increase in total revenue and a decrease in total expenses. Total revenues, excluding Greystone South Plaza Center, increased for both the three and six month periods ended June 30, 1999 due to an increase in rental income. Rental income increased for the three and six month periods ended June 30, 1999, due to higher average rental rates at Terrace Royale and Deerfield, partially offset by decreased rates at Cheyenne Woods, reduced occupancy at Terrace Royale and increased concession costs at Deerfield and Cheyenne Woods.

Total expenses, excluding Greystone South Plaza Center, increased for the six months ended June 30, 1999, due to increases in general and administrative and interest expenses, which were partially offset by decreased operating expenses and property tax expense. The increase in interest expense is due to additional interest incurred at Terrace Royale during the forbearance period on the previous mortgage. During the forbearance period the interest rate was increased by the lender to 13.50%. General and administrative expenses increased primarily due to increased professional fees associated with managing the Partnership. Included in general and administrative expenses at both June 30, 1999 and 1998, are management reimbursements to the General Partner allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. The decrease in operating expenses was primarily due to lower maintenance expenses at Deerfield Apartments due to the completion in 1998 of an exterior painting project. No such projects were undertaken during the six months ended June 30, 1999. In addition, insurance expense decreased at all the Partnership's properties due to lower rates received from a new insurance carrier. These decreases were partially offset by an increase in fees charged by the lender at the time of the refinancing of Terrace Royale Apartments, increased advertising expense at all the Partnership's properties, and appraisal costs incurred at all the Partnership's properties during 1999. No appraisals were done during the six months ended June 30, 1998. Property tax expense decreased due to the timing of receipt of the property tax bills for 1999 and 1998 which affected the accruals as of June 30, 1999 and 1998.

For the three months ended June 30, 1999, other income increased due to an increase in interest income earned on the proceeds from the refinance of Terrace Royale. Total expenses decreased for the three months ended June 30, 1999, as compared to the increase for the six month period (excluding Greystone South Plaza Center) primarily due to the additional interest expense and fees associated with the Terrace Royale mortgage refinance which occurred during the first quarter of 1999.

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

Liquidity and Capital Resources

At June 30, 1999, the Registrant had cash and cash equivalents of approximately $1,563,000 as compared to approximately $765,000 at June 30, 1998. The increase in cash and cash equivalents of approximately $870,000 from the Registrant's year ended December 31, 1998, is due primarily to approximately $932,000 of cash provided by financing activities, and to a lessor extent, to approximately $131,000 of cash provided by operating activities which was partially offset by approximately $193,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements and deposits to escrow accounts maintained by the mortgage lender. Cash provided by financing activities consisted of proceeds from the refinancing of Terrace Royale Apartments which was partially offset by payments of principal made on the mortgages encumbering the Registrant's properties and additional loan costs paid. The Partnership invests its working capital reserves in money market accounts.

On December 15, 1998, the lender foreclosed on Greystone South Plaza Center. The mortgage note payable had been in default since December 1997. In the General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure action.

On January 29, 1999, the Partnership refinanced the mortgage encumbering Terrace Royale Apartments. The refinancing replaced indebtedness of approximately $2,397,000 with a new mortgage in the amount of $3,500,000 at an interest rate of 6.51%. The interest rate on the old mortgage was 13.5%, under the forbearance agreement in effect at the time of the refinancing. Payments are due on the first day of each month until the loan matures on February 1, 2019. Total capitalized loan costs were approximately $99,000. Terrace Royale's mortgage was never in default due to a forbearance agreement that was in effect while the Partnership was acquiring new financing.

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

Terrace Royale Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $15,000 of capital improvements at Terrace Royale Apartments consisting primarily of carpet and vinyl replacement and other building improvements. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $183,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $83,000 are planned for 1999, which include certain of the required improvements and consist of HVAC condensing units, carpet replacement, painting the exterior of the buildings and other building improvements.

Cheyenne Woods

During the six months ended June 30, 1999, the Partnership completed approximately $66,000 of capital improvements at Cheyenne Woods, which consisted primarily of carpet and vinyl replacements, appliances, and decorating expenses. These capital improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $183,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $254,000 are planned for 1999 which include certain of the required improvements and consist of carpet and vinyl replacement and other interior and exterior building improvements.

Deerfield Apartments:

During the six months ended June 30, 1999, the Partnership completed approximately $42,000 of capital improvements at Deerfield Apartments consisting primarily of heating repairs, roof replacement, appliances and carpet and vinyl replacements. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $183,000 of capital improvements over the next few years. Capital improvements planned for 1999 which include certain of the required improvements and consist of stairwell improvements, roof replacement, and other interior and exterior building improvements. These improvements are budgeted for, but not limited to, approximately $450,000.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $10,807,000 matures at various times with balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

No distributions were made during the six months ended June 30, 1999. A cash distribution of approximately $400,000 (approximately $396,000 to the limited partners or $10.08 per limited partnership unit) was made during the six months ended June 30, 1998. This distribution represented a portion of the net proceeds from the mortgage refinancing at Deerfield. Subsequent to June 30, 1999, a distribution of approximately $750,000 (approximately $743,000 to the limited partners or $18.91 per limited partnership unit) was declared and paid. This distribution represented the remaining net proceeds from the mortgage refinancing at Deerfield and a portion of the net proceeds from the mortgage refinancing at Terrace Royale Apartments. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales and the availability of cash reserves. The Registrant's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit any further distributions to its partners in 1999 or subsequent periods.

Tender Offer

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 15,930.68 (approximately 40.55% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $65 per unit. The offer expired on July 16, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 3,497.00 units.
As a result, AIMCO and its affiliates currently own 7,423.00 units of limited partnership interest in the Partnership representing approximately 18.89% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b)Reports on Form 8-K:

  None filed during the quarter ended June 30, 1999.



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