Form 10QSB
period 1999-09-30
UNITED INVESTORS GROWTH PROPERTIES
filed 1999-11-08
CIK 831663

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

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934


              For the transition period from _________to _________

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

a)

                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1999


Assets
Cash and cash equivalents                                               $    784
Receivables and deposits                                                     237
Restricted escrows                                                           195
Other assets                                                                 285
Investment properties:
Land                                                       $  1,480
Buildings and related personal property                      14,102
                                                             15,582
Less accumulated depreciation                                (5,102)      10,480
                                                                        $ 11,981
Liabilities and Partners' Capital

Liabilities
Accounts payable                                                         $    94
Tenant security deposit liabilities                                           76
Accrued property taxes                                                        65
Other liabilities                                                            141
Mortgage notes payable                                                    10,766

Partners' Capital
General partner                                            $      3
Limited partners (39,287 units
issued and outstanding)                                         836          839
                                                                        $ 11,981


          See Accompanying Notes to Consolidated Financial Statements





b)

                       UNITED INVESTORS GROWTH PROPERTIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                         Three Months Ended    Nine Months Ended
                                            September 30,        September 30,
                                           1999        1998     1999      1998
Revenues:
Rental income                             $  635      $  785   $1,893    $2,306
Other income                                  50          41      124       116
Total revenues                               685         826    2,017     2,422

Expenses:
Operating                                    273         398      844     1,064
General and administrative                    45          30      115        83
Depreciation                                 137         150      410       439
Interest                                     219         261      628       790
Property taxes                                64          78      170       238
Total expenses                               738         917    2,167     2,614

Net loss                                  $  (53)     $  (91)  $ (150)   $ (192)

Net loss allocated
to general partner (1%)                   $   (1)     $   (1)  $   (2)   $   (2)
Net loss allocated
to limited partners (99%)                    (52)        (90)    (148)     (190)
                                          $  (53)     $  (91)  $ (150)   $ (192)
Net loss per limited
partnership unit                          $(1.32)     $(2.29)  $(3.77)   $(4.84)

Distributions per limited
partnership unit                          $18.91      $   --   $18.91    $10.08


          See Accompanying Notes to Consolidated Financial Statements

c)

                       UNITED INVESTORS GROWTH PROPERTIES

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)

                                   Limited
                                 Partnership   General     Limited
                                    Units      Partner     Partners      Total

Original capital contributions      39,297     $    --     $ 9,824      $ 9,824

Partners' capital at
December 31, 1998                   39,287     $    12     $ 1,727      $ 1,739

Distribution to partners               --           (7)       (743)        (750)

Net loss for the nine months
ended September 30, 1999               --           (2)       (148)        (150)

Partners' capital
   at September 30, 1999            39,287     $     3     $   836      $   839



          See Accompanying Notes to Consolidated Financial Statements


d)
                       UNITED INVESTORS GROWTH PROPERTIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (in thousands)


                                                               Nine Months Ended
                                                                 September 30,
                                                               1999        1998
Cash flows from operating activities:
Net loss                                                    $  (150)    $  (192)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation                                                    410         439
Amortization of loan costs, lease commissions
and loan premiums, net                                           15         (22)
Change in accounts:
Receivables and deposits                                         (8)         18
Other assets                                                     21         (32)
Accounts payable                                                 (1)        137
Tenant security deposit liabilities                               4           9
Accrued property taxes                                           20         (15)
Other liabilities                                                 4          47

Net cash provided by operating activities                       315         389

Cash flows from investing activities:
Property improvements and replacements                         (300)       (172)
Net deposits to restricted escrows                              (65)        (54)

Net cash used in investing activities                          (365)       (226)

Cash flows from financing activities:
Payments on mortgage note payable                              (113)       (109)
Payoff of mortgage note payable                              (2,397)         --
Proceeds from debt refinancing                                3,500          --
Loan costs paid                                                 (99)        (21)
Distributions to partners                                      (750)       (400)

Net cash provided by (used in) financing activities             141        (530)

Net increase (decrease) in cash and cash equivalents             91        (367)

Cash and cash equivalents at beginning of period                693       1,120

Cash and cash equivalents at end of period                  $   784     $   753

Supplemental disclosure of cash flow information:
Cash paid for interest                                      $   612     $   766


          See Accompanying Notes to Consolidated Financial Statements

e)
                       UNITED INVESTORS GROWTH PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of United Investors Growth Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc., a Delaware corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements include all the accounts of the Partnership and its three 100% owned limited liability companies, Terrace Royale, L.L.C., Cheyenne Woods United Investors, L.L.C. and Deerfield Apartments, L.L.C. Although legal ownership of the respective asset remains with these entities, the Partnership retains all economic benefits from the properties. As a result, the Partnership consolidates its interest in these three entities, whereby all accounts are included in the consolidated financial statements of the Partnership with all inter-entity accounts being eliminated.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the nine month periods ended September 30, 1999 and 1998:


                                                               1999      1998
                                                               (in thousands)

Property management fees (included in operating expenses)      $102      $125

Reimbursement for services of affiliates (included in
 operating and general and administrative expenses)              38        38


During the nine months ended September 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $102,000 and $100,000 for the nine months ended September 30, 1999 and 1998, respectively. During the nine months ended September 30, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property as compensation for providing property management services. These services were performed by affiliates of the General Partner during the nine months ending September 30, 1998, and were approximately $25,000. On December 15, 1998, the lender foreclosed on this commercial property.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $38,000 for both the nine month periods ended September 30, 1999 and 1998, including approximately $1,000 of construction reimbursement costs for the period ended September 30, 1998. No such costs were incurred for the nine months ended September 30, 1999.

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 15,930.68 (approximately 40.55% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $65 per unit. The offer expired on July 16, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 3,497.00 units.
As a result, AIMCO and its affiliates currently own 8,117.00 units of limited partnership interest in the Partnership representing approximately 20.66% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

NOTE E - DISTRIBUTIONS

A cash distribution of approximately $750,000 (approximately $743,000 to the limited partners or $18.91 per limited partnership unit) was made during the nine months ended September 30, 1999. This distribution represented the remaining net proceeds from the mortgage refinancing at Deerfield and a portion of the net proceeds from the mortgage refinancing at Terrace Royale Apartments.

A cash distribution of approximately $400,000 (approximately $396,000 to the limited partners or $10.08 per limited partnership unit) was made during the nine months ended September 30, 1998. This distribution represented a portion of the net proceeds from the mortgage refinancing at Deerfield in November 1997.

NOTE F - SEGMENT REPORTING

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes in Bothell, Washington; North Las Vegas, Nevada and Memphis, Tennessee. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the nine months ended September 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.


1999                                             Residential   Other     Totals

Rental income                                      $ 1,893     $   --   $ 1,893
Other income                                            95         29       124
Interest expense (income)                              631         (3)      628
Depreciation                                           410         --       410
General and administrative expense                      --        115       115
Segment loss                                           (65)       (85)     (150)
Total assets                                        11,286        695    11,981
Capital expenditures for investment properties         300         --       300

1998                                            Residential    Other     Totals

Rental income                                     $ 1,902     $   404   $ 2,306
Other income                                           90          26       116
Interest expense                                      601         189       790
Depreciation                                          398          41       439
General and administrative expense                     --          83        83
Segment loss                                         (108)        (84)     (192)
Total assets                                       11,212       2,356    13,568
Capital expenditures for investment properties        166           6       172



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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 1999 and 1998:

                                         Average Occupancy
Property                                   1999       1998

Terrace Royale Apartments                   94%        98%
Bothell, Washington

Cheyenne Woods Apartments                   90%        89%
North Las Vegas, Nevada

Deerfield Apartments                        95%        95%
Memphis, Tennessee


The General Partner attributes the decrease in occupancy at Terrace Royale to increased competition in the Bothell, Washington area. New units have been constructed, and these properties are offering concessions and move in incentives.

Results of Operations

The Registrant's net loss for the nine months ended September 30, 1999 was approximately $150,000 compared to a net loss of approximately $192,000 for the nine months ended September 30, 1998. The Registrant's net loss for the three months ended September 30, 1999, was approximately $53,000 compared to a net loss of approximately $91,000 for the three months ended September 30, 1998.
The decrease in net loss for the three and nine month periods ended September 30, 1999, is due primarily to a decrease in total expenses partially offset by a decrease in rental revenue due to the foreclosure of Greystone South Plaza Center in December 1998, as discussed below. Excluding the operations of Greystone South Plaza Center, the Partnership had a net loss of approximately $147,000 for the nine months ended September 30, 1999, compared to a net loss of approximately $164,000 for the nine months ended September 30, 1998. Excluding the operations of Greystone South Plaza Center, the Partnership had a net loss of approximately $53,000 for the three months ended September 30, 1999, compared to a net loss of approximately $75,000 for the comparable period in 1998. The decrease in net loss for the three and nine months ended September 30, 1999 was primarily due to a decrease in total expenses.

Total expenses, excluding Greystone South Plaza Center, decreased for the three and nine months ended September 30, 1999, due to decreased operating expenses, which were partially offset by increases in interest and general and administrative expenses. The decrease in operating expenses was primarily due to lower maintenance expenses at Deerfield Apartments due to the completion in 1998 of an exterior painting project. No such projects were undertaken during the nine months ended September 30, 1999. In addition, insurance expense decreased at all the Partnership's properties due to lower rates received from a new insurance carrier late in 1998 and security patrol expense decreased at Cheyenne Woods. These decreases were partially offset by an increase in fees charged by the lender for the forebearance agreement while refinancing Terrace Royale Apartments, increased advertising expense at all of the Partnership's properties, and appraisal costs incurred at all the Partnership's properties during 1999. No appraisals were done during the nine months ended September 30, 1998. The increase in interest expense is due to additional interest incurred at Terrace Royale during the forbearance period on the previous mortgage. During the forbearance period, the interest rate was increased by the lender to 13.50%. General and administrative expenses increased primarily due to increased professional fees associated with managing the Partnership. Included in general and administrative expenses at both September 30, 1999 and 1998, are management reimbursements to the General Partner allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total revenues, excluding Greystone South Plaza Center, remained stable for the three and nine month periods ended September 30, 1999 due to an increase in other income which was offset by a decrease in rental income. Other income increased for the three and nine month periods ended September 30, 1999 due to increased utility income at Terrace Royale and increased interest income due to increased average cash balances in interest bearing accounts. Rental income decreased for the three and nine month periods ended September 30, 1999, due to decreased average rental rates at Cheyenne Woods, reduced occupancy at Terrace Royale, and increased concession costs at all of the Partnership's properites partially offset by increased average rental rates at Terrace Royale and Deerfield.

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

Liquidity and Capital Resources

At September 30, 1999, the Registrant had cash and cash equivalents of approximately $784,000 as compared to approximately $753,000 at September 30, 1998. The increase in cash and cash equivalents of approximately $91,000 from the Registrant's year ended December 31, 1998, is due primarily to approximately $315,000 of cash provided by operating activities, and to a lesser extent, to approximately $141,000 of cash provided by financing activities which was partially offset by approximately $365,000 of cash used in investing activities. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lesser extent, deposits to escrow accounts maintained by the mortgage lender. Cash provided by financing activities consisted of net proceeds from the refinancing of Terrace Royale Apartments which was partially offset by payments of principal made on the mortgages encumbering the Registrant's properties, a distribution to partners, and additional loan costs paid. The Partnership invests its working capital reserves in money market accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Terrace Royale Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $24,000 of capital improvements at Terrace Royale Apartments consisting primarily of carpet and vinyl replacement and appliances. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $183,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $83,000 are planned for 1999, which include certain of the required improvements and consist of HVAC condensing units, carpet replacement, exterior building enhancement and other building improvements.

Cheyenne Woods Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $182,000 of capital improvements at Cheyenne Woods, which consisted primarily of carpet and vinyl replacements, exterior building enhancements, roof replacement and appliances. The roof replacement is approximately 75% complete as of September 30, 1999. These capital improvements were funded from the property's replacement reserves and cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $183,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $254,000 are planned for 1999 which include certain of the required improvements and consist of carpet and vinyl replacement and other interior and exterior building improvements.

Deerfield Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $94,000 of capital improvements at Deerfield Apartments consisting primarily of parking lot resurfacing, roof replacement, appliances and carpet and vinyl replacements. The roof replacement is approximately 50% complete as of September 30, 1999. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $183,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $450,000 are planned for 1999 which include certain of the required improvements and consist of stairwell improvements, roof replacement, and other interior and exterior building improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $10,766,000 has maturity dates ranging from 2004 to 2019 with balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

A cash distribution of approximately $750,000 (approximately $743,000 to the limited partners or $18.91 per limited partnership unit) was made during the nine months ended September 30, 1999. This distribution represented the remaining net proceeds from the mortgage refinancing at Deerfield and a portion of the net proceeds from the mortgage refinancing at Terrace Royale Apartments. A cash distribution of approximately $400,000 (approximately $396,000 to the limited partners or $10.08 per limited partnership unit) was made during the nine months ended September 30, 1998. This distribution represented a portion of the net proceeds from the mortgage refinancing at Deerfield. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales and the availability of cash reserves. The Registrant's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offer

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 15,930.68 (approximately 40.55% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $65 per unit. The offer expired on July 16, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 3,497.00 units.
As a result, AIMCO and its affiliates currently own 8,117.00 units of limited partnership interest in the Partnership representing approximately 20.66% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

          b)   Reports on Form 8-K:

               None filed during the quarter ended September 30, 1999.



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



                              UNITED INVESTORS GROWTH PROPERTIES


                              By:  United Investors Real Estate, Inc.
                                   Its General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller


                              Date: