Form 10KSB
period 1999-12-31
UNITED INVESTORS GROWTH PROPERTIES
filed 2000-03-30
CIK 831663

March 29, 2000



United States

Securities and Exchange Commission
Washington, D.C.  20549


RE:   United Investors Growth Properties
      Form 10-KSB
      File No. 0-17645


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

                  FORM 10-KSB--Annual or Transitional Report Under

                               Section 13 or 15(d)

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 [No Fee Required]

                  For the transition period _________to _________

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

                          55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                 (864) 239-1000

                            Issuer's telephone number

           Securities registered under Section 12(b) of the Exchange Act:

                                      None

           Securities registered under Section 12(g) of the Exchange Act:

                     Units of Limited Partnership Interests

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $2,721,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.     Description of Business

United Investors Growth Properties (the "Registrant" or "Partnership"), a Missouri Limited Partnership, was organized as a limited partnership under the laws of the State of Missouri on July 1, 1988. The Partnership is governed by an Agreement of Limited Partnership dated October 24, 1988. United Investors Real Estate, Inc., a Delaware corporation, is the sole general partner (the "General Partner" or "UIRE") of the Partnership. UIRE was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is a subsidiary of Apartment Investment and Management Company ("AIMCO"). Thus the General Partner is a now wholly-owned subsidiary of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2018 unless terminated prior to such date.

The Partnership's primary business is to operate and hold existing real estate properties for investment. The Partnership acquired three multifamily residential properties and a retail center which included medical office space. In addition, the Partnership owned a 60% interest in a joint venture which owned a multifamily residential property. During the third quarter of 1995, the joint venture property was sold. During the fourth quarter of 1998, the commercial property was foreclosed on by the lender holding the mortgage encumbering the property. The three remaining properties are further described in "Item 2. Description of Properties" below.

Commencing on or about June 13, 1988, the Partnership offered pursuant to a Registration Statement filed with the Securities and Exchange Commission, up to a maximum of 80,000 Units of limited partnership interest (the "Units") at $250 per Unit with a minimum required purchase of eight Units or $2,000 (four Units or $1,000 for an Individual Retirement Account). Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional  capital  contributions.  The offering of Units  terminated  June 13,
1990. Upon termination of the offering, the Partnership had accepted subscriptions for 39,297 Units resulting in Gross Offering Proceeds of $9,824,000.

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner has been providing such property management services for the years ended December 31, 1999 and 1998.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

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

Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                          Gross
                        Carrying     Accumulated    Useful           Federal
Property                  Value     Depreciation     Life   Method  Tax Basis
                            (in thousands)                        (in thousands)

Terrace Royale           $ 4,560       $ 1,613     5-40 yrs   S/L    $ 2,914
Cheyenne Woods             6,527         2,128     5-40 yrs   S/L      4,256
Deerfield                  4,787         1,563     5-40 yrs   S/L      3,167

       Totals            $15,874       $ 5,304                       $10,337


See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note K - Change in Accounting Principle".

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                     Principal                                             Principal
                    Balance At      Stated                                  Balance
                   December 31,    Interest       Period      Maturity      Due At
Property               1999          Rate       Amortized       Date     Maturity (1)
                  (in thousands)                                        (in thousands)

Terrace Royale        $ 3,427        6.51%        20 yrs       02/19        $    --
Cheyenne Woods          3,769        7.67%        30 yrs       09/07          3,360
Deerfield               3,529        7.34%        30 yrs       12/04          3,303

      Total           $10,725                                               $ 6,663

(1) See "Item 7. Financial Statements - Note D" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 1999 and 1998 for each property:

                                    Average Annual                  Average
                                     Rental Rate                   Occupancy
                                      (per unit)
 Property                         1999            1998        1999         1998

 Terrace Royale                  $10,544        $10,188        95%          98%
 Cheyenne Woods                    6,755          6,935        90%          88%
 Deerfield                         6,704          6,471        95%          95%

The General Partner attributes the decrease in occupancy at Terrace Royale to increased competition in the Bothell, Washington area. New units have been constructed, and these properties are offering concessions and move in incentives.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the localities in which they operate. The General Partner believes that all of the properties are adequately insured. The properties are apartment complexes which lease their units for terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for each property were:

                                    1999              1999
                                   Billing            Rate
                               (in thousands)

Terrace Royale                      $ 81             1.53%
Cheyenne Woods                        74             1.17%
Deerfield                             89             5.54%

Capital Expenditures:

Terrace Royale Apartments

During the year ended December 31, 1999, the Partnership completed approximately $57,000 of capital improvements at Terrace Royale Apartments, consisting primarily of carpet and vinyl replacements, appliances, structural repairs, and major landscaping. These improvements were funded from cash flow from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $24,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Cheyenne Woods Apartments

During the year ended December 31, 1999, the Partnership completed approximately $292,000 of capital improvements at Cheyenne Woods Apartments, consisting primarily of carpet and vinyl replacements, roof replacement, appliances, and exterior painting. These improvements were funded from cash flow from operations and from the property's replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $48,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Deerfield Apartments

During the year ended December 31, 1999, the Partnership completed approximately $147,000 of capital expenditures at Deerfield Apartments, consisting primarily of carpet and vinyl replacements, parking lot upgrades, appliances, and air conditioning improvements. These improvements were funded from the Partnership's operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $40,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly held limited partnership, offered and sold 39,297 limited partnership units aggregating $9,824,000. The Partnership currently has 927 holders on record owning an aggregate of 39,287 Units. Affiliates of the General Partner owned 10,079 units or 25.655% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999:

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit

       01/01/98 - 12/31/98              $400,000 (1)          $10.08
       01/01/99 - 12/31/99              $750,000 (1)          $18.91

(1) Distribution was made from cash from refinance proceeds (see "Item 6" for further details).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and /or property sales. The Partnership's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in the year 2000 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 10,079 limited partnership units in the Partnership representing 25.655% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein. This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net loss for the year ended December 31, 1999 was approximately $162,000 compared to net income of approximately $2,065,000 for the year ended December 31, 1998. (See "Note F" of the consolidated financial statements in "Item 7. Financial Statements" for a reconciliation of these amounts to the Registrant's Federal taxable income (loss)). The increase in net loss was primarily due to the foreclosure of Greystone South Plaza Center during December 1998. This foreclosure resulted in an extraordinary gain on foreclosure in 1998 of approximately $2,242,000. (See "Note C" of the consolidated financial statements included in "Item 7. Financial Statements" for further discussion.) Slightly offsetting the extraordinary gain on foreclosure was a cumulative effect on prior years of a change in accounting principle in the amount of $96,000 as discussed below.

Net loss before extraordinary item for the year ended December 31, 1999 was approximately $258,000, compared to a net loss before extraordinary item of $177,000 for the year ended December 31, 1998. Excluding the operations of Greystone South Plaza Center and cumulative effect on prior years of a change in accounting principle, the Partnership had a net loss of approximately $258,000 for the year ended December 31, 1999, compared to a net loss of approximately $156,000 for the year ended December 31, 1998. The increase in net loss was primarily due to an increase in total expenses, which was partially offset by an increase in total revenues.

Total expenses, excluding Greystone South Plaza Center, increased for the year ended December 31, 1999 as compared to the year ended December 31, 1998, due to increased depreciation, interest, and general and administrative expenses, which were partially offset by a decrease in operating expenses. Depreciation expense increased due to capital improvements that are now being depreciated. The increase in interest expense is due to additional interest incurred at Terrace Royale during the forbearance period on the previous mortgage, as discussed below. During the forbearance period, the interest rate was increased by the lender to 13.50%. General and administrative expenses increased primarily due to increased professional fees associated with managing the Partnership. Included in general and administrative expense at both December 31, 1999 and 1998, are management reimbursements to the General Partner allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. The decrease in operating expenses was primarily due to lower maintenance expenses at Deerfield Apartments due to the completion in 1998 of an exterior painting project and due to the change in accounting principle, as discussed below. No such projects were undertaken during the year ended December 31, 1999. In addition, insurance expense decreased at all the Partnership's properties due to lower rates received from a new insurance carrier late in 1998 and security patrol expense decreased at Cheyenne Woods. These decreases were partially offset by an increase in fees charged by the lender for the forebearance agreement while refinancing Terrace Royale Apartments, increased advertising expense at all of the Partnership's properties, and appraisal costs incurred at all the Partnership's properties during 1999. No appraisals were done during the year ended December 31, 1998.

Total revenues, excluding Greystone South Plaza Center, increased for the year ended December 31, 1999 due to an increase in other income which was offset by a decrease in rental income. Other income increased for the year ended December 31, 1999 due to increased utility income at Terrace Royale and increased interest income due to increased average cash balances in interest bearing accounts. Rental income decreased for the year ended December 31, 1999 due to decreased average rental rates at Cheyenne Woods, reduced occupancy at Terrace Royale, and increased concession costs at all of the Partnership's properties partially offset by increased average rental rates at Terrace Royale and Deerfield.

On December 15, 1998, the lender foreclosed on Greystone South Plaza Center. The mortgage note payable had been in default since December 1997. In the General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure action. During the fourth quarter of 1998, the Partnership recorded an extraordinary gain on the foreclosure of approximately $2,242,000.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to decrease net loss by approximately $42,000 ($1.07 per limited partnership unit). The cumulative effect adjustment of approximately $96,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in income for 1999. The proforma amounts shown on the statements of operations have been adjusted for the effect of retroactive application of this change. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

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

Liquidity and Capital Resources

At December 31, 1999, the Registrant had cash and cash equivalents of approximately $774,000 as compared to approximately $693,000 at December 31, 1998. The increase in cash and cash equivalents of approximately $81,000 from the Registrant's year ended December 31, 1998, is due primarily to approximately $488,000 of cash provided by operating activities and, to a lesser extent, to approximately $91,000 of cash provided by financing activities, which is partially offset by approximately $498,000 of cash used in investing activities. Cash used in investing activities consisted primarily of capital improvements and replacements and, to a lesser extent, deposits to escrow accounts maintained by the mortgage lender. Cash provided by financing activities consisted of net proceeds from the refinancing of Terrace Royale Apartments which was partially offset by payments of principal made on the mortgages encumbering the Registrant's properties, a distribution to partners, and additional loan costs paid. The Registrant invests its working capital reserves in money market accounts.

On January 29, 1999, the Partnership refinanced the mortgage encumbering Terrace Royale Apartments. The refinancing replaced indebtedness of approximately $2,397,000 with a new mortgage in the amount of $3,500,000 at an interest rate of 6.51%. The interest rate on the old mortgage was 13.5%, under the forebearance agreement in effect at the time of the refinancing. Payments are due on the first day of each month until the loan matures on February 1, 2019. Total capitalized loan costs were approximately $108,000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $112,800. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $10,725,000 has maturity dates ranging from 2004 to 2019 with balloon payments due at maturity for the mortgages encumbering Cheyenne Woods and Deerfield. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

A cash distribution of approximately $750,000 (approximately $743,000 to the limited partners or $18.91 per limited partnership unit) was made during the year ended December 31, 1999. This distribution represented the remaining net proceeds from the mortgage refinancing at Deerfield and a portion of the net proceeds from the mortgage refinancing at Terrace Royale Apartments. A cash distribution of approximately $400,000 (approximately $396,000 to the limited partners or $10.08 per limited partnership unit) was made during the year ended December 31, 1998. This distribution represented a portion of the net proceeds from the mortgage refinancing at Deerfield. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2000 or subsequent periods.

Tender Offer

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 10,079 limited partnership units in the Partnership representing 25.655% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's business, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

UNITED INVESTORS GROWTH PROPERTIES

LIST OF FINANCIAL STATEMENTS

      Independent Auditors' Report

      Consolidated Balance Sheet - December 31, 1999

      Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

      Consolidated Statements of Changes in Partners' Capital - Years ended December 31, 1999 and 1998

      Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

      Notes to Consolidated Financial Statements

                          Independent Auditors' Report

The Partners

United Investors Growth Properties

We have audited the accompanying consolidated balance sheet of United Investors Growth Properties (the "Partnership") as of December 31, 1999, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the years in the two year period then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999, and the results of its operations and its cash flows for each of the years in the two year period then ended, in conformity with generally accepted accounting principles.

As discussed in Note K to the financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

/s/KPMG LLP

Greenville, South Carolina
February 25, 2000

                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET

                          (in thousands, except unit data)

                                December 31, 1999

Assets

   Cash and cash equivalents                                                 $  774
   Receivables and deposits                                                     257
   Restricted escrows                                                           132
   Other assets                                                                 273
   Investment properties (Notes D and G):
      Land                                                    $ 1,480
      Buildings and related personal property                  14,394
                                                               15,874
      Less accumulated depreciation                            (5,304)       10,570
                                                                            $12,006

Liabilities and Partners' Capital
Liabilities

   Accounts payable                                                         $   161
   Tenant security deposit liabilities                                           76
   Accrued property taxes                                                        47
   Other liabilities                                                            170
   Mortgage notes payable (Note D)                                           10,725

Partners' Capital

   General partner                                             $    3
   Limited partners (39,287 units issued and
      outstanding)                                                824           827
                                                                            $12,006

            See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          (in thousands, except unit data)


                                                           Years Ended December 31,
                                                              1999         1998
Revenues:
   Rental income                                             $ 2,539      $ 3,089
   Other income                                                  182          143
      Total revenues                                           2,721        3,232

Expenses:
   Operating                                                   1,144        1,362
   General and administrative                                    139          114
   Depreciation                                                  612          571
   Interest                                                      836        1,043
   Property taxes                                                248          319
      Total expenses                                           2,979        3,409

Loss before extraordinary item and cumulative effect of
 a change in accounting principles                              (258)        (177)
Extraordinary gain on foreclosure (Note C)                        --        2,242
Cumulative effect on prior years of a change in
  accounting for the cost of exterior painting and
  major landscaping (Note K)                                      96           --

Net (loss) income                                            $  (162)     $ 2,065

Net (loss) income allocated to general partner (1%)          $    (2)     $    21
Net (loss) income allocated to limited partners (99%)           (160)       2,044

                                                             $  (162)     $ 2,065
Per limited partnership unit:

   Loss before extraordinary item and cumulative effect
     of a change in accounting principle                     $ (6.49)     $ (4.45)
   Extraordinary gain on foreclosure                              --        56.48
   Cumulative effect on prior years of a change in
     accounting principle for the cost of exterior
     painting and major landscaping                             2.42           --

Net (loss) income                                            $ (4.07)     $ 52.03

Distributions per limited partnership unit                   $ 18.91      $ 10.08

Proforma amounts assuming the new accounting principle was applied retroactively:

     Net (loss) income                                       $  (258)     $ 2,117
     Net (loss) income per limited partnership unit          $ (6.49)     $ 53.35

            See Accompanying Notes to Consolidated Financial Statements


                       UNITED INVESTORS GROWTH PROPERTIES

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            39,297        $ --      $ 9,824    $ 9,824

Partners' (deficit) capital
   at December 31, 1997                   39,287        $ (5)     $    79    $    74

Distribution to partners                      --          (4)        (396)      (400)
Net income for the year ended
   December 31, 1998                          --          21        2,044      2,065

Partners' capital at
   December 31, 1998                      39,287          12        1,727      1,739

Distributions to partners                     --          (7)        (743)      (750)

Net loss for the year
   ended December 31, 1999                    --          (2)        (160)      (162)

Partners' capital
   at December 31, 1999                   39,287        $  3        $ 824      $ 827

            See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)


                                                              Year Ended December 31,
                                                                  1999        1998
Cash flows from operating activities:

  Net (loss) income                                              $ (162)     $ 2,065
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Extraordinary gain on foreclosure                                 --       (2,242)
   Depreciation                                                     612          571
   Amortization of loan costs, lease commissions,
      and loan premiums, net                                         30          (29)
   Cumulative effect on prior years of change in
      accounting principle                                          (96)          --
   Change in accounts:
      Receivables and deposits                                      (28)         (27)
      Other assets                                                   27          (49)
      Accounts payable                                               66           65
      Tenant security deposit liabilities                             4            7
      Accrued property taxes                                          2            5
      Other liabilities                                              33           63

         Net cash provided by operating activities                  488          429

Cash flows from investing activities:

  Property improvements and replacements                           (496)        (218)
  Net deposits to restricted escrows                                 (2)         (71)

         Net cash used in investing activities                     (498)        (289)

Cash flows from financing activities:

  Payments on mortgage note payable                                (154)        (146)
  Payoff of mortgage note payable                                (2,397)          --
  Proceeds from debt refinancing                                  3,500           --
  Loans costs paid                                                 (108)         (21)
  Distributions to partners                                        (750)        (400)

         Net cash provided by (used in) financing
           activities                                                91         (567)

Net increase (decrease) in cash and cash equivalents                 81         (427)
Cash and cash equivalents at beginning of year                      693        1,120
Cash and cash equivalents at end of year                         $  774       $  693

Supplemental disclosure of cash flow information:

  Cash paid for interest                                         $  805       $  925

            See Accompanying Notes to Consolidated Financial Statements


                       UNITED INVESTORS GROWTH PROPERTIES

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

                                December 31, 1999

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

Principles of Consolidation: The consolidated financial statements includes all the accounts of the Partnership and its three 100% owned limited liability companies, Terrace Royale, L.L.C., Cheyenne Woods United Investors, L.L.C., and Deerfield Apartments, L.L.C. Although legal ownership of the respective asset remains with these entities, the Partnership retains all economic benefits from the properties. As a result, the Partnership consolidates its interest in these three entities, whereby all accounts are included in the consolidated financial statements of the Partnership with all inter-entity accounts being eliminated.

Cash and Cash Equivalents: Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Restricted Escrows: Replacement reserve accounts were established in 1997 with the refinancing proceeds for Cheyenne Woods Apartments and Deerfield Apartments. A repair escrow was established in 1999 with the refinancing proceeds from Terrace Royale Apartments. Cheyenne Woods Apartments and Deerfield Apartments make monthly deposits to establish and maintain a Replacement Reserve designated to cover necessary repairs and replacements of existing improvements at the property. The reserve account balance at December 31, 1999, is approximately $132,000 which includes interest.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Investment Properties: Investment properties consist of three apartment properties and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraisal value. No adjustments for impairment of value were recorded in the years ended December 31, 1999, or 1998.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (Note K).

Allocations of Profits, Gains and Losses:

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

Gain/Loss from a Sale - Gain from a sale shall be allocated as follows:

First to each partner who has a negative capital account, an amount equal to (or in proportion to, if less than) such partner's negative capital account balance. Second, 99% to the limited partners and 1% to the General Partner, until each limited partner has been allocated an amount equal to (or in proportion to, if less than) the excess, if any, of such limited partner's adjusted capital investment over his capital account. Third, 99% to the limited partners and 1% to the General Partner, until each limited partner has received a 10% per annum preferred return on their adjusted capital investment or, if greater, a 6% cumulative annual return. Fourth, the balance will be allocated 85% to the limited partners and 15% to the General Partner.

The interest of the General Partner, in the aggregate, in each material item of income, gain, loss, deduction and credit of the Partnership will be equal to at least 1% of each item at all times during the existence of the Partnership.

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

Loan costs: Loan costs of approximately $313,000, less accumulated amortization of approximately $61,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting: SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note I" for required disclosure.

Advertising: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $69,000 and $39,000 for the years ended December 31, 1999 and 1998, respectively, were charged to operating expense as incurred.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Foreclosure of Greystone South Plaza Center

On December 15, 1998, the lender foreclosed on Greystone South Plaza Center. The mortgage note payable had been in technical default since December 1997. In the General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure action. During the fourth quarter of 1998, the Partnership recorded an extraordinary gain on the foreclosure of approximately $2,242,000.

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

Note D - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                        Principal      Monthly                            Principal
                        Balance At     Payment      Stated                 Balance
                       December 31,   Including    Interest  Maturity      Due At
                           1999        Interest      Rate      Date       Maturity
Property                    (in thousands)                             (in thousands)

Terrace Royale           $ 3,427         $  26      6.51%      02/19       $    --
Cheyenne Woods             3,769            27      7.67%      09/07         3,360
Deerfield                  3,529            25      7.34%      12/04         3,303

        Total            $10,725         $ 78                              $ 6,663

The mortgage notes payable are nonrecourse and are secured by pledge of the respective properties and by pledge of revenues from operation of the respective properties. The mortgage notes collateralized by the Terrace Royale Apartments, Cheyenne Woods Apartments, and Deerfield Apartments each contain clauses providing for prepayment penalties if the loans are repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

On January 29, 1999, the Partnership refinanced the mortgage encumbering Terrace Royale Apartments. The refinancing replaced indebtedness of approximately $2,397,000 with a new mortgage in the amount of $3,500,000 at an interest rate of 6.51%. The interest rate on the old mortgage was 13.5%, under the forbearance agreement in effect at the time of the refinancing. Payments are due on the first day of each month until the loan matures on February 1, 2019. Total capitalized loan costs were approximately $108,000.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 1999 are as follows (in thousands):

                               2000             $   173
                               2001                 186
                               2002                 199
                               2003                 214
                               2004               3,528
                            Thereafter            6,425
                                                $10,725

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                              1999       1998
                                                              (in thousands)
   Property management fees (included in
     operating expenses)                                      $137       $159
   Reimbursement for services of affiliates (included in
     operating, and general and administrative expenses)        50         51

During the years ended December 31, 1999 and 1998, affiliates of the General partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $137,000 and $133,000 for the years ended December 31, 1999 and 1998, respectively. During the nine months ended September 30, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property as compensation for providing property management services. These services were performed by affiliates of the General Partner during the nine months ending September 30, 1998, and were approximately $26,000. From October 1, 1998 (the effective date of the Insignia Merger) through December 15, 1998 (the effective date of the property's foreclosure), these services were performed by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $50,000 and $51,000 for the years ended December 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 10,079 limited partnership units in the Partnership representing 25.655% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note F - Income Tax

The following is a reconciliation between net (loss) income as reported in the consolidated financial statements and Federal taxable loss allocated to the partners in the Partnership's tax return for the years ended December 31, 1999 and 1998 (in thousands, except per unit data):

                                                     1999         1998

Net (loss) income as reported                       $ (162)     $ 2,065
Add (deduct):
   Deferred revenue and other liabilities               --          (99)
   Depreciation differences                            (11)         (88)
   Cumulative effect on prior year of change
     in accounting principle                           (96)          --
   Accrued expenses                                     --          (30)
   Nondeductible reserves and allowances                --       (2,923)
   Other                                                --            4

Federal taxable loss                                $ (269)     $(1,071)

Federal taxable loss per limited
   partnership unit                                $ (6.77)     $(27.00)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 1999 (in thousands):

Net assets as reported                       $  827
Differences in basis of assets
  and liabilities:
     Accumulated depreciation                  (138)
     Cumulative effect on prior year
       of change in accounting principle        (96)
     Other assets and liabilities                64
     Syndication costs                        1,362

Net assets - tax basis                      $ 2,019

Note G - Real Estate and Accumulated Depreciation

                                                Initial Cost
                                               To Partnership
                                               (in thousands)

                                                        Buildings        Net Cost
                                                       and Related     Capitalized
                                                        Personal      Subsequent to
Description               Encumbrances      Land        Property       Acquisition
                         (in thousands)                               (in thousands)

Terrace Royale              $ 3,427        $   653       $ 3,496         $   411
Cheyenne Woods                3,769            587         4,980             960
Deerfield                     3,529            240         3,891             656

        Totals              $10,725        $ 1,480       $12,367         $ 2,027



                   Gross Amount At Which
                          Carried
                    At December 31, 1999
                       (in thousands)

                          Buildings
                         And Related
                          Personal            Accumulated     Date of      Date   Depreciable
Description       Land    Property    Total   Depreciation  Construction Acquired Life-Years
                                             (in thousands)

Terrace Royale  $   653    $ 3,907   $ 4,560    $ 1,613      1987-1988   11/01/88    5-40
Cheyenne Woods      587      5,940     6,527      2,128         1988     04/18/89    5-40
Deerfield           240      4,547     4,787      1,563         1986     10/24/90    5-40

    Totals      $ 1,480    $14,394   $15,874    $ 5,304


Reconciliation of "Real Estate and Accumulated Depreciation":

                                              Years Ended December 31,
                                                1999            1998
                                                   (in thousands)
   Investment Properties

   Balance at beginning of year                $15,282        $17,195
     Property improvements                         496            218
     Dispositions through foreclosure               --         (2,131)
     Cumulative effect on prior years
      of change in accounting principle             96             --
   Balance at end of year                      $15,874        $15,282

   Accumulated Depreciation

   Balance at beginning of year                $ 4,692        $ 4,798
     Additions charged to expense                  585            571
     Cumulative effect on prior years
      of change in accounting principle             27             --
     Accumulated depreciation on real
       estate foreclosed                            --           (677)
   Balance at end of year                      $ 5,304        $ 4,692

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $15,779,000 and $15,282,000, respectively. The accumulated depreciation taken for Federal income tax purposes is approximately $5,442,000 and $4,819,000 at December 31, 1999 and 1998,
respectively.

Note H - Distributions

A cash distribution of approximately $750,000 (approximately $743,000 to the limited partners or $18.91 per limited partnership unit) was made during the year ended December 31, 1999. This distribution represented the remaining net proceeds from the mortgage refinancing at Deerfield and a portion of the net proceeds from the mortgage refinancing at Terrace Royale Apartments. A cash distribution of approximately $400,000 (approximately $396,000 to the limited partners or $10.08 per limited partnership unit) was made during the year ended December 31, 1998. This distribution represented a portion of the net proceeds from the mortgage refinancing at Deerfield in November 1997.

Note I - Segment Reporting

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes in Bothell, Washington; North Las Vegas, Nevada and Memphis, Tennessee. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the summary of significant accounting policies.

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the year ended December 31, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.


                  1999                    Residential        Other          Totals

Rental income                               $ 2,539          $   --        $ 2,539
Other income                                    139              43            182
Interest expense (income)                       839              (3)           836
Depreciation                                    612              --            612
General and administrative expense               --             139            139
Cumulative effect on prior years of
 change in accounting principle                  96              --             96
Segment loss                                    (66)            (96)          (162)
Total assets                                 11,314             692         12,006
Capital expenditures for investment
  properties                                    496              --            496



                 1998                     Residential        Other         Totals

Rental income                               $ 2,553          $  536        $ 3,089
Other income                                    113              30            143
Interest expense                                798             245          1,043
Depreciation                                    516              55            571
General and administrative expense               --             114            114
Gain on extraordinary item                       --           2,242          2,242
Segment (loss) income                           (74)          2,139          2,065
Total assets                                 11,187             677         11,864
Capital expenditures for investment
  properties                                    212               6            218


Note J - Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note K - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to decrease net loss by approximately $42,000 ($1.07 per limited partnership unit). The cumulative effect adjustment of approximately $96,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in income for 1999. The proforma amounts shown on the statements of operations have been adjusted for the effect of retroactive application of this change. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

The effect of the new method for each quarter of 1999 on net loss and net loss per limited partnership unit before the cumulative effect is as follows:

                                  Increase/(Decrease) in      Per limited
                                        Net income         partnership unit

         First Quarter                    $(7,000)              $ (.18)
         Second Quarter                    (7,000)                (.18)
         Third Quarter                     10,000                  .25
         Fourth Quarter                    46,000                 1.17

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective September 23, 1998, the Registrant dismissed its prior Independent Auditors, Deloitte & Touche LLP ("Deloitte") and retained as its new Independent Auditors, KPMG LLP. Deloitte's Independent Auditor's Report on the Registrant's financial statements for the calendar year ended December 31, 1997 did not contain an adverse option or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the General Partner's directors. During the calendar year ended 1997 and through September 23, 1998, there were no disagreements between the Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Deloitte, would have caused it to make references to the subject matter of the disagreements in connection with its reports.

Effective September 23, 1998, the Registrant engaged KPMG LLP as its Independent Auditors. During the last two calendar years and through September 23, 1998, the Registrant did not consult KPMG LLP regarding any of the matters or events set forth in Item 304(a) (2) (i) and (ii) of Regulation S-B.

During the year ended December 31, 1999, there were no disagreements with KPMG LLP.

                                    PART III

Item 9.     Directors, Executive Officers,  Promoters   and  Control   Persons,
            Compliance with Section 16(a) of the Exchange Act

United Investors Growth Properties (the "Registrant" or "Partnership") has no officers or directors. United Investors Real Estate, Inc. ("UIRE" or the
"General Partner") manages and controls the Partnership and has general responsibility and authority in all matters affecting its business.

The names of the directors and executive officers of UIRE, their ages and the nature of all positions with UIRE presently held by them are set forth below. There are no family relationships between or among any officers and directors.

      Name                 Age    Position

      Patrick J. Foye       42    Executive Vice President and Director

      Martha L. Long        40    Senior Vice President and Controller

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Martha L. Long has been Senior Vice President and Controller of the General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.    Executive Compensation

Neither the director nor the officers received any remuneration from the Partnership during the year ended December 31, 1999.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as provided below as of December 31, 1999, no person was known by the Partnership to be the beneficial owner of more than 5 percent (5%) of the Units of the Partnership:

               Entity                   Number of Units      Percentage of Total

AIMCO Properties LP                          6,143                 15.636%
  (an affiliate of AIMCO)
United Investors Real Estate, Inc.           3,926                  9.993%
  (the General Partner and an
  affiliate of AIMCO)
Insignia Properties LP                          10                   .026%
  (an affiliate of AIMCO)

Insignia Properties LP and United Investors Real Estate, Inc. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina, 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the General Partner owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                     1999           1998
                                                        (in thousands)
   Property management fees                          $137           $159
   Reimbursement for services of affiliates            50             51

During the years ended December 31, 1999 and 1998, affiliates of the General partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $137,000 and $133,000 for the years ended December 31, 1999 and 1998, respectively. During the nine months ended September 30, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property as compensation for providing property management services. These services were performed by affiliates of the General Partner during the nine months ending September 30, 1998, and were approximately $26,000. From October 1, 1998 (the effective date of the Insignia Merger) through December 15, 1998 (the effective date of the property's foreclosure), these services were performed by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $50,000 and $51,000 for the years ended December 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 10,079 limited partnership units in the Partnership representing 25.655% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b)   Reports on Form 8-K filed in the fourth quarter of calendar year
            1999:

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

                                    UNITED INVESTORS GROWTH PROPERTIES


                                    By:   United Investors Real Estate, Inc.
                                          Its General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller

                                    Date:


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

/s/Patrick J. Foye            Executive Vice President            Date:
Patrick J. Foye               and Director


/s/Martha L. Long             Senior Vice President               Date:
Martha L. Long                and Controller

                       UNITED INVESTORS GROWTH PROPERTIES

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

      10.5 Agreement of Purchase and Sale, dated October 31, 1988, between United Investors Real Estate, Inc., as purchaser, and Cheyenne Woods Limited Partnership, as seller, relating to Cheyenne Woods Apartments; incorporated by reference to
                  Exhibit 10.5 to Post-Effective Amendment No. 1 to Partnership's Registration Statement previously filed on February 1, 1989.

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

      10.16 Purchase and Sale Agreement, made as of the 19th of July 1995, by and between Kauri Investments, Ltd., a Washington Corporation, and Renaissance Village Associates, JV, a Kansas joint venture. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1995.)

      10.17 Amendment to Purchase and Sale Agreement, made as of the 10th day of August 1995, by and between Kauri Investments, Ltd., a Washington Corporation, and Renaissance Village Associates, JV, a Kansas joint venture. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1995.)

      10.18 Multifamily Note dated August 7, 1997, by and between Cheyenne Woods, L.L.C., a South Carolina limited liability company, and Green Park Financial Limited Partnership, a District of Columbia Limited Partnership (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1995.)

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

      16 Letter dated November 11, 1998 from the Registrant's former independent accountants regarding its concurrence with the statements made by the Registrant; incorporated by reference to Exhibit C filed with the Registrant's Current Report on Form 8-K dated September 23, 1998.

      18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

      27          Financial Data Schedule

      99.1        Portions of  Prospectus  of  Partnership  dated June 13, 1988;
                  incorporated by reference to Exhibit 99.1 to Partnership's Report on Form 10-K previously filed on March 6, 1991.

                                                                      Exhibit 18

February 25, 2000


Mr. Patrick J. Foye
Executive Vice President
United Investors Real Estate, Inc.
General Partner of United Investors Growth Properties
55 Beattie Place

P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note K of Notes to the Consolidated Financial Statements of United Investors Growth Properties included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

Very truly yours,
/s/KPMG LLP