Form 10QSB
period 2000-03-31
UNITED INVESTORS GROWTH PROPERTIES
filed 2000-05-04
CIK 831663

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

                   For the quarterly period ended March 31, 2000


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
                        (in thousands, except unit data)

                                 March 31, 2000

Assets
   Cash and cash equivalents                                                  $ 852
   Receivables and deposits                                                     100
   Restricted escrows                                                           104
   Other assets                                                                 298
   Investment properties:
       Land                                                  $ 1,480
       Buildings and related personal property                14,462
                                                              15,942
       Less accumulated depreciation                          (5,471)        10,471
                                                                            $11,825

Liabilities and Partners' Capital
Liabilities
   Accounts payable                                                          $  142
   Tenant security deposit liabilities                                           79
   Accrued property taxes                                                        22
   Other liabilities                                                            118
   Mortgage notes payable                                                    10,682

Partners' Capital
   General partner                                              $  3
   Limited partners (39,287 units
      issued and outstanding)                                    779            782
                                                                            $11,825

            See Accompanying Notes to Consolidated Financial Statements

b)

                       UNITED INVESTORS GROWTH PROPERTIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                                2000          1999
Revenues:                                                                  (Restated)
   Rental income                                               $  647         $ 615
   Other income                                                    46            31
       Total revenues                                             693           646

Expenses:
   Operating                                                      287           282
   General and administrative                                      35            33
   Depreciation                                                   167           141
   Interest                                                       197           212
   Property taxes                                                  52            60
       Total expenses                                             738           728

Loss before cumulative effect of a change in accounting
   principle                                                      (45)          (82)
Cumulative effect on prior years of a change in
   accounting for the cost of exterior painting and
   major landscaping                                               --            96

Net (loss) income                                               $ (45)         $ 14

Net (loss) income allocated to general partner (1%)             $  --          $ --
Net (loss) income allocated to limited partners (99%)             (45)           14

                                                                $ (45)         $ 14
Per limited partnership unit:
   Loss before cumulative effect of a change in
      accounting principle                                     $(1.15)       $(2.06)
   Cumulative effect on prior years of a change in
      accounting principle for the cost of exterior
      painting and major landscaping                               --          2.42

Net (loss) income                                              $(1.15)       $ 0.36

            See Accompanying Notes to Consolidated Financial Statements

c)

                       UNITED INVESTORS GROWTH PROPERTIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General     Limited
                                      Units      Partner     Partners     Total

Original capital contributions        39,297      $ --       $ 9,824     $9,824

Partners' capital at
   December 31, 1999                  39,287      $  3       $   824     $  827

Net loss for the three months
   ended March 31, 2000                  --         --           (45)       (45)

Partners' capital at
   March 31, 2000                     39,287      $  3       $   779     $  782

            See Accompanying Notes to Consolidated Financial Statements

d)
                       UNITED INVESTORS GROWTH PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2000        1999
                                                                           (Restated)
Cash flows from operating activities:
  Net (loss) income                                              $  (45)       $ 14
  Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
      Depreciation                                                  167          141
      Amortization of loan costs                                      6            6
      Cumulative effect on prior years of a change in
        accounting principle                                         --          (96)
      Change in accounts:
        Receivables and deposits                                    157           20
        Other assets                                                (31)          26
        Accounts payable                                            (19)          (1)
        Tenant security deposit liabilities                           3            4
        Accrued property taxes                                      (25)          (4)
        Other liabilities                                           (52)         (35)

           Net cash provided by operating activities                161           75

Cash flows from investing activities:
  Property improvements and replacements                            (68)         (34)
  Net withdrawals from (deposits to) restricted escrows              28          (52)

           Net cash used in investing activities                    (40)         (86)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (43)         (32)
  Payoff of mortgage note payable                                    --       (2,397)
  Proceeds from debt refinancing                                     --        3,500
  Loan costs paid                                                    --         (169)

           Net cash (used in) provided by financing
             activities                                             (43)         902

Net increase in cash and cash equivalents                            78          891

Cash and cash equivalents at beginning of period                    774          693
Cash and cash equivalents at end of period                       $  852      $ 1,584

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  192        $ 223

            See Accompanying Notes to Consolidated Financial Statements

e)
                       UNITED INVESTORS GROWTH PROPERTIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Growth Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc., a Delaware corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Principles of Consolidation

The consolidated financial statements include all the accounts of the Partnership and its three 100% owned limited liability companies, Terrace Royale, L.L.C., Cheyenne Woods United Investors, L.L.C. and Deerfield
Apartments, L.L.C. Although legal ownership of the respective assets remains with these entities, the Partnership retains all economic benefits from the properties. As a result, the Partnership consolidates its interest in these three entities, whereby all accounts are included in the consolidated financial statements of the Partnership with all inter-entity accounts being eliminated.

Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net income for the first quarter of 1999 has been restated to reflect the accounting change as if it were reported then. This adjustment decreased income before the cumulative effect of the accounting change for the first quarter of 1999 by approximately $7,000 ($0.18 per limited partnership unit).  The cumulative  effect  adjustment of  approximately  $96,000 ($2.42 per limited partnership unit) is the result of applying retroactively the aforementioned accounting principle change and is included in income for the three months ended March 31, 1999. The accounting principle change will not have an affect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the three month periods ended March 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 36      $ 33

 Reimbursement for services of affiliates (included in
   general and administrative expenses)                             13        13

During the three months ended March 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $36,000 and $33,000 for the three months ended March 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $13,000 for both of the three month periods ended March 31, 2000 and 1999.

AIMCO and its affiliates currently own 10,095 limited partnership units in the Partnership representing 25.696% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Refinancing

On January 29, 1999, the Partnership refinanced the mortgage encumbering Terrace Royale Apartments. The refinancing replaced indebtedness of approximately $2,397,000 with a new mortgage in the amount of $3,500,000 at an interest rate of 6.51%. The interest rate on the old mortgage was 13.5%, under the forbearance agreement in effect at the time of the refinancing. Payments are due on the first day of each month until the loan matures on February 1, 2019. At March 31, 1999, total capitalized loan costs were approximately $169,000.

Note E - Segment Reporting

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes one in each of Bothell, Washington; North Las Vegas, Nevada and Memphis, Tennessee. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

2000                                              Residential    Other      Totals

Rental income                                        $  647       $  --      $ 647
Other income                                             40           6         46
Interest expense                                        197          --        197
Depreciation                                            167          --        167
General and administrative expense                       --          35         35
Segment loss                                            (16)        (29)       (45)
Total assets                                         11,212         613     11,825
Capital expenditures for investment
  properties                                             68          --         68

1999                                              Residential     Other      Totals
                                                               (Restated)
Rental income                                        $  615        $  --       $ 615
Other income                                             24            7          31
Interest expense                                        212           --         212
Depreciation                                            141           --         141
General and administrative expense                       --           33          33
Cumulative effect on prior years of change in
  accounting principle                                   96           --          96
Segment profit (loss)                                    40          (26)         14
Total assets                                         11,415        1,498      12,913
Capital expenditures for investment
  properties                                             34           --          34

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 2000 and 1999:

                                                   Average Occupancy
      Property                                     2000       1999

      Terrace Royale Apartments                     93%        97%
         Bothell, Washington

      Cheyenne Woods Apartments                     93%        90%
         North Las Vegas, Nevada

      Deerfield Apartments                          96%        95%
         Memphis, Tennessee

The General Partner attributes the decrease in occupancy at Terrace Royale to construction of new apartment complexes in the Bothell, Washington area which are offering concessions and significant move in incentives. The increase in occupancy at Cheyenne Woods is due to increased marketing and advertising and the implementation of a resident referral program.

Results of Operations

The Registrant's net loss for the three months ended March 31, 2000 was approximately $45,000 compared to net income, as restated, of approximately $14,000 for the three months ended March 31, 1999. The increase in net loss for the three month period ended March 31, 2000, is due primarily to a cumulative effect on prior years of a change in accounting principle in the amount of approximately $96,000 during the three months ended March 31, 1999, as discussed below.

Excluding the cumulative effect on prior years of a change in accounting principle, the Partnership had a loss of approximately $45,000 for the three months ended March 31, 2000, compared to a loss of approximately $82,000 for the three months ended March 31, 1999. The decrease in net loss was primarily due to an increase in total revenues, which was partially offset by an increase in total expenses.

Total revenues increased for the three months ended March 31, 2000 due to an increase in rental income and other income. Rental income increased due to increased average rental rates at all of the Partnership's properties, increased occupancy at Cheyenne Woods and Deerfield, and decreased bad debt expenses at Cheyenne Woods partially offset by decreased occupancy at Terrace Royale. Other income increased due to increased utility income at Terrace Royale and increased lease cancellation fees at Terrace Royale and Cheyenne Woods.

Total expenses increased for the three months ended March 31, 2000 due to an increase in depreciation expense which was partially offset by a decrease in interest expense. Depreciation expense increased due to capital improvements that are now being depreciated. The decrease in interest expense is due to the fact that no additional interest was incurred during 2000 as was during 1999 at Terrace Royale during the forbearance period associated with the previous mortgage as discussed below. During the forbearance period, the interest rate was increased by the lender to 13.50%.

General and administrative expense remained stable over the comparable periods. Included in general and administrative expenses at both March 31, 2000 and 1999, are management reimbursements to the General Partner allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net income for the first quarter of 1999 has been restated to reflect the accounting change as if it were reported then. This adjustment decreased income before the cumulative effect of the accounting change for the first quarter of 1999 by approximately $7,000 ($0.18 per limited partnership unit).  The cumulative  effect  adjustment of  approximately  $96,000 ($2.42 per limited partnership unit) is the result of applying retroactively the aforementioned accounting principle change and is included in income for the three months ended March 31, 1999. The accounting principle change will not have an affect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

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

Liquidity and Capital Resources

At March 31, 2000, the Registrant had cash and cash equivalents of approximately $852,000 as compared to approximately $1,584,000 at March 31, 1999. The increase in cash and cash equivalents of approximately $78,000 from the Registrant's year ended December 31, 1999, is due to approximately $161,000 of cash provided by operating activities, which is partially offset by approximately $43,000 of cash used in financing activities and by approximately $40,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements which was partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in money market accounts.

On January 29, 1999, the Partnership refinanced the mortgage encumbering Terrace Royale Apartments. The refinancing replaced indebtedness of approximately $2,397,000 with a new mortgage in the amount of $3,500,000 at an interest rate of 6.51%. The interest rate on the old mortgage was 13.5%, under the forbearance agreement in effect at the time of the refinancing. Payments are due on the first day of each month until the loan matures on February 1, 2019. At March 31, 1999, total capitalized loan costs were approximately $169,000.

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

Terrace Royale Apartments

During the three months ended March 31, 2000, the Partnership completed approximately $9,000 of capital improvements at Terrace Royale Apartments consisting primarily of carpet and vinyl replacements, recreation facility upgrades, and appliances. These improvements were funded from cash flow from operations. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $43,000, consisting primarily of carpet and vinyl replacements and plumbing improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Cheyenne Woods Apartments

During the three months ended March 31, 2000, the Partnership completed approximately $17,000 of capital improvements at Cheyenne Woods Apartments, consisting primarily of carpet and vinyl replacements and appliances. These improvements were funded from cash flow from operations. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $97,000, consisting primarily of submetering improvements, carpet and vinyl replacements and appliances. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Deerfield Apartments

During the three months ended March 31, 2000, the Partnership completed approximately $42,000 of capital improvements at Deerfield Apartments consisting primarily of plumbing upgrades, carpet and vinyl replacements, building improvements, and appliances. These improvements were funded from the property's replacement reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $77,000, consisting primarily of air conditioning unit replacement, appliances, and carpet and vinyl replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $10,682,000 has maturity dates ranging from 2004 to 2019 with balloon payments due at maturity for the mortgages encumbering Cheyenne Woods and Deerfield. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

No distributions were made during the three month periods ended March 31, 2000 and 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2000 or subsequent periods.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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