Form 10-Q
period 2000-06-30
UNITED INVESTORS GROWTH PROPERTIES
filed 2000-08-02
CIK 831663

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

                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                         $   364
   Receivables and deposits                                              128
   Restricted escrows                                                    122
   Other assets                                                          260
   Investment properties:
       Land                                           $ 1,480
       Buildings and related personal property         14,548
                                                       16,028

       Less accumulated depreciation                   (5,642)        10,386
                                                                     $11,260

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                  $    61
   Tenant security deposit liabilities                                    79
   Accrued property taxes                                                 35
   Other liabilities                                                     116
   Mortgage notes payable                                             10,639

Partners' (Deficit) Capital

   General partner                                   $     (2)
   Limited partners (39,287 units
      issued and outstanding)                             332            330
                                                                     $11,260

            See Accompanying Notes to Consolidated Financial Statements

b)

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                           Three Months Ended         Six Months Ended
                                                 June 30,                  June 30,
                                             2000         1999         2000         1999
Revenues:                                             (restated)               (restated)
  Rental income                            $  664      $  643         $1,311      $1,258
  Other income                                 53          43             99          74
     Total revenues                           717         686          1,410       1,332
Expenses:
  Operating                                   281         288            568         570
  General and administrative                   48          37             83          70
  Depreciation                                171         146            338         287
  Interest                                    200         197            397         409
  Property taxes                               69          46            121         106
     Total expenses                           769         714          1,507       1,442
Loss before cumulative effect of a
  change in accounting principle              (52)        (28)           (97)       (110)
Cumulative effect on prior years of
  a change in accounting for the
  cost of exterior painting and
  major landscaping                            --          --             --          96
Net loss                                   $  (52)     $  (28)        $  (97)     $  (14)
Net loss allocated to
   general partner (1%)                    $   (1)     $   --         $   (1)     $   --
Net loss allocated to
   limited partners (99%)                     (51)        (28)           (96)        (14)
                                           $  (52)     $  (28)        $  (97)     $  (14)
Per limited partnership unit:
  Loss before cumulative effect of
   change in accounting principle           (1.30)       (.72)         (2.44)      (2.77)
  Cumulative effect on prior year
    of change in accounting for
    the cost of exterior painting
    and major landscaping                      --          --             --        2.42
                                           $(1.30)     $ (.72)        $(2.44)     $ (.35)
Distributions per limited
     partnership unit                      $10.07      $   --         $10.07      $   --

            See Accompanying Notes to Consolidated Financial Statements

c)

                       UNITED INVESTORS GROWTH PROPERTIES

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        39,297     $   --       $ 9,824      $ 9,824

Partners' capital at

   December 31, 1999                  39,287     $    3       $   824      $   827

Distribution to partners                  --         (4)         (396)        (400)

Net loss for the six months
   ended June 30, 2000                    --         (1)          (96)         (97)

Partners' (deficit) capital at
   June 30, 2000                      39,287    $    (2)      $   332      $   330



            See Accompanying Notes to Consolidated Financial Statements



d)
                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                              Six Months Ended
                                                                  June 30,
                                                              2000         1999
                                                                        (Restated)
Cash flows from operating activities:

  Net loss                                                   $ (97)       $  (14)
  Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation                                              338          287
      Amortization of loan costs                                 15           11
      Cumulative effect on prior years of a change in
        accounting principle                                     --          (96)
      Change in accounts:
        Receivables and deposits                                129            4
        Other assets                                             (2)          26
        Accounts payable                                       (100)         (43)
        Tenant security deposit liabilities                       3            4
        Accrued property taxes                                  (12)           2
        Other liabilities                                       (54)         (50)

           Net cash provided by operating activities            220          131

Cash flows from investing activities:

  Property improvements and replacements                       (154)        (123)
  Net withdrawals from (deposits to) restricted escrows          10          (70)

           Net cash used in investing activities               (144)        (193)

Cash flows from financing activities:

  Payments on mortgage note payable                             (86)         (72)
  Payoff of mortgage note payable                                --       (2,397)
  Proceeds from debt refinancing                                 --        3,500
  Loan costs paid                                                --          (99)
  Distributions to partners                                    (400)          --

           Net cash (used in) provided by financing
             activities                                         (486)        932

Net (decrease) increase in cash and cash equivalents           (410)         870

Cash and cash equivalents at beginning of period                774          693
Cash and cash equivalents at end of period                   $  364      $ 1,563

Supplemental disclosure of cash flow information:

  Cash paid for interest                                     $  384      $   418

            See Accompanying Notes to Consolidated Financial Statements


e)
                       UNITED INVESTORS GROWTH PROPERTIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Growth Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc., a Delaware corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net income for the first six months of 1999 has been restated to reflect the accounting change as if it were reported then. This adjustment decreased income before the cumulative effect of the accounting change for the first six months of 1999 by approximately $13,000 ($0.33 per limited partnership unit). For the second quarter of 1999 this adjustment decreased income by approximately $6,000 ($.15 per limited partnership unit). The cumulative effect adjustment of approximately $96,000 ($2.42 per limited partnership unit) is the result of applying retroactively the aforementioned accounting principle change and is included in income for the six months ended June 30, 1999. The accounting principle change will not have an affect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the six month periods ended June 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 72      $ 67

 Reimbursement for services of affiliates (included in
   general and administrative expenses)                             31        25

During the six months ended June 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately
$72,000 and $67,000 for the six months ended June 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $31,000 and $25,000 for the six month periods ended June 30, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 10,195 limited partnership units in the Partnership representing 25.95% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Note E - Segment Reporting

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes located in Bothell, Washington; North Las Vegas, Nevada and Memphis, Tennessee. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

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

Segment information for the six months ended June 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.


            Three Months Ended June 30, 2000                  Residential    Other      Totals

            Rental income                                        $  664        $ --      $ 664
            Other income                                             46           7         53
            Interest expense                                        202          (2)       200
            Depreciation                                            171          --        171
            General and administrative expense                       --          48         48
            Segment loss                                            (13)        (39)       (52)


            Six Months Ended June 30, 2000                    Residential    Other      Totals

            Rental income                                       $ 1,311      $   --    $ 1,311
            Other income                                             86          13         99
            Interest expense                                        399          (2)       397
            Depreciation                                            338          --        338
            General and administrative expense                       --          83         83
            Segment loss                                            (29)        (68)       (97)
            Total assets                                         11,146         114     11,260
            Capital expenditures for investment
            properties                                              154          --        154


            Three Months Ended June 30, 1999                  Residential     Other      Totals
                                                                           (Restated)
            Rental income                                        $  643        $  --       $ 643
            Other income                                             28           15          43
            Interest expense                                        196            1         197
            Depreciation                                            146           --         146
            General and administrative expense                       --           37          37
            Segment loss                                             (5)         (23)        (28)


            Six Months Ended June 30, 1999                    Residential     Other      Totals
                                                               (Restated)
            Rental income                                       $ 1,258       $   --     $ 1,258
            Other income                                             52           22          74
            Interest expense                                        408            1         409
            Depreciation                                            287           --         287
            General and administrative expense                       --           70          70
            Cumulative effect on prior years of change in
              accounting principle                                   96           --          96
            Segment income (loss)                                    35          (49)        (14)
            Total assets                                         11,339        1,455      12,794
            Capital expenditures for investment
              properties                                            123           --         123


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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Terrace Royale Apartments                     94%        95%
         Bothell, Washington

      Cheyenne Woods Apartments                     93%        91%
         North Las Vegas, Nevada

      Deerfield Apartments                          96%        95%
         Memphis, Tennessee

Results of Operations

The Registrant's net loss for the six months ended June 30, 2000 was approximately $97,000 compared to net loss, as restated, of approximately $14,000 for the six months ended June 30, 1999. The increase in net loss for the six month period ended June 30, 2000, is due primarily to the cumulative effect on prior years of a change in accounting principle in the amount of approximately $96,000 during the six months ended June 30, 1999, as discussed below.

Excluding the cumulative effect on prior years of a change in accounting principle, the Partnership had a loss of approximately $97,000 and $110,000 for the six months ended June 30, 2000 and 1999, respectively. The decrease in net loss is primarily attributable to an increase in total revenues which was partially offset by an increase in total expenses. Total revenues increased for the six months ended June 30, 2000 due to an increase in rental income and other income. Rental income increased due to an increase in average rental rates at all of the Partnership's properties, an increase in occupancy at Cheyenne Woods Apartments and Deerfield Apartments, and decreased bad debt expenses at Cheyenne Woods partially offset by a decrease in occupancy at Terrace Royale Apartments. Other income increased due to increased utility income at Terrace Royale and increased lease cancellation fees at Terrace Royale and Cheyenne Woods.

Total expenses increased as a result of an increase in general and administrative, depreciation, and property tax expenses. Depreciation expense increased due to property improvements and replacements placed into service during the current year. Property tax expense increased due to the timing of receipt of tax bills during 2000 and 1999 which affected the timing of the 1999 accruals. General and administrative expenses increased due to an increase in management reimbursements, legal fees, and professional expenses that were partially offset by a decrease in audit fees.

The registrant's net loss for the three months ended June 30, 2000 was approximately $52,000 as compared to $28,000 for the three months ended June 30, 1999. The increase in net loss for the three month period is due primarily to an increase in total expenses which was partially offset by an increase in total revenues. Total expenses increased as a result of increases in general and administrative, depreciation, and property tax expense as discussed above. Total revenues increased as a result of an increase in both rental and other income as discussed above.

Included in general and administrative expenses for the six months ended June 30, 2000 and 1999, are management reimbursements to the General Partner allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net income for the first six months of 1999 has been restated to reflect the accounting change as if it were reported then. This adjustment decreased income before the cumulative effect of the accounting change for the first six months of 1999 by approximately $13,000 ($0.33 per limited partnership unit). For the second quarter of 1999 this adjustment decreased income by approximately $6,000 ($0.15 per limited partnership unit). The cumulative effect adjustment of approximately $96,000 ($2.42 per limited partnership unit) is the result of applying retroactively the aforementioned accounting principle change and is included in income for the six months ended June 30, 1999. The accounting principle change will not have an affect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

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

Liquidity and Capital Resources

At June 30, 2000, the Registrant had cash and cash equivalents of approximately $364,000 as compared to approximately $1,563,000 at June 30, 1999. The decrease in cash and cash equivalents of approximately $410,000 from the Registrant's year ended December 31, 1999, is due to approximately $486,000 of cash used in financing activities and approximately $144,000 of cash used in investing activities which is partially offset by approximately $220,000 of cash provided by operating activities.

Cash used in investing activities consisted of property improvements and replacements which was partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of distributions to partners and to a lesser extent payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in money market accounts.

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

Terrace Royale Apartments

During the six months ended June 30, 2000, the Partnership completed approximately $19,000 of capital improvements at Terrace Royale Apartments consisting primarily of floor covering replacements, recreation facility upgrades, and appliances. These improvements were funded from cash flow from operations. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $108,000, consisting primarily of floor covering replacements and plumbing improvements.

Cheyenne Woods Apartments

During the six months ended June 30, 2000, the Partnership completed approximately $75,000 of capital improvements at Cheyenne Woods Apartments, consisting primarily of floor covering replacements, appliances, and other interior building improvements. These improvements were funded from cash flow from operations. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $97,000, consisting primarily of submetering improvements, and floor covering and appliances replacements.

Deerfield Apartments

During the six months ended June 30, 2000, the Partnership completed approximately $60,000 of capital improvements at Deerfield Apartments consisting primarily of plumbing upgrades, floor covering and appliance replacements, and other interior building improvements. These improvements were funded from the property's replacement reserves and operations. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $81,000, consisting primarily of air conditioning unit replacement, appliances and floor covering replacement.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $10,639,000 has maturity dates ranging from 2004 to 2019 with balloon payments due at maturity for the mortgages encumbering Cheyenne Woods Apartments and Deerfield Apartments. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

During the six months ended June 30, 2000 the Partnership paid a distribution of approximately $400,000 (approximately $396,000 to the limited partners or $10.07 per limited partnership unit) from refinancing proceeds at Terrace Royale Apartments. During the six months ended June 30, 1999, the Partnership did not pay any distributions to its partners. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.


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

                                    Date: August 2, 2000