Form 10QSB
period 2000-09-30
UNITED INVESTORS GROWTH PROPERTIES
filed 2000-11-13
CIK 831663

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

                 For the quarterly period ended September 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                               September 30, 2000

Assets

   Cash and cash equivalents                                                 $  455
   Receivables and deposits                                                     124
   Restricted escrows                                                            82
   Other assets                                                                 267
   Investment properties:
       Land                                                  $ 1,480
       Buildings and related personal property                14,643
                                                              16,123
       Less accumulated depreciation                          (5,811)        10,312
                                                                            $11,240

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                          $  140
   Tenant security deposit liabilities                                           80
   Accrued property taxes                                                        36
   Other liabilities                                                            136
   Mortgage notes payable                                                    10,596

Partners' (Deficit) Capital

   General partner                                             $ (3)
   Limited partners (39,287 units
      issued and outstanding)                                   255             252
                                                                            $11,240


b)

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                             Three Months Ended        Nine Months Ended
                                               September 30,             September 30,
                                              2000         1999         2000          1999
Revenues:                                               (restated)                (restated)

  Rental income                              $  673      $  635         $1,984      $1,893
  Other income                                   57          50            156         124
     Total revenues                             730         685          2,140       2,017

Expenses:

  Operating                                     327         274            895         844
  General and administrative                     35          45            118         115
  Depreciation                                  169         143            507         430
  Interest                                      204         219            601         628
  Property taxes                                 73          64            194         170
     Total expenses                             808         745          2,315       2,187
Loss before cumulative effect of a
  change in accounting principle                (78)        (60)          (175)       (170)
Cumulative effect on prior years of
  a change in accounting for the cost
  of exterior painting and major
  landscaping                                    --          --             --          96

Net loss                                     $  (78)     $  (60)        $ (175)     $  (74)

Net loss allocated to general
   partner (1%)                              $   (1)     $   (1)        $   (2)     $   (1)

Net loss allocated to limited
   partners (99%)                               (77)        (59)          (173)        (73)

                                             $  (78)     $  (60)        $ (175)     $  (74)

Per limited partnership unit:

  Loss before cumulative effect of
  a change in accounting principle           $ (1.96)    $(1.51)        $(4.40)     $(4.28)

  Cumulative effect on prior years
    of a change in accounting
    principle for the cost of exterior
    painting and major landscaping               --          --             --        2.42
                                             $(1.96)     $(1.51)        $(4.40)     $(1.86)
Distributions per limited
     partnership unit                        $   --      $18.91         $10.08      $18.91



c)

                       UNITED INVESTORS GROWTH PROPERTIES

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        39,297       $ --       $ 9,824      $ 9,824

Partners' capital at
   December 31, 1999                  39,287       $  3       $   824      $   827

Distribution to partners                  --         (4)         (396)        (400)

Net loss for the nine months
   ended September 30, 2000              --          (2)         (173)        (175)

Partners' (deficit) capital at
   September 30, 2000                 39,287       $ (3)      $   255      $   252

d)
                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                  (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,

                                                                  2000        1999
                                                                           (Restated)
Cash flows from operating activities:

  Net loss                                                       $ (175)      $  (74)
  Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation                                                  507          430
      Amortization of loan costs                                     23           15
      Cumulative effect on prior years of a change in
        accounting principle                                         --          (96)
      Change in accounts:
        Receivables and deposits                                    133           (8)
        Other assets                                                (17)          21
        Accounts payable                                            (21)          (1)
        Tenant security deposit liabilities                           4            4
        Accrued property taxes                                      (11)          20
        Other liabilities                                           (34)           4

           Net cash provided by operating activities                409          315

Cash flows from investing activities:

  Property improvements and replacements                           (249)        (300)
  Net withdrawals from (deposits to) restricted escrows              50          (65)

           Net cash used in investing activities                   (199)        (365)

Cash flows from financing activities:

  Payments on mortgage note payable                                (129)        (113)
  Payoff of mortgage note payable                                    --       (2,397)
  Proceeds from debt refinancing                                     --        3,500
  Loan costs paid                                                    --          (99)
  Distributions to partners                                        (400)        (750)

           Net cash (used in) provided by financing
             activities                                             (529)        141

Net (decrease) increase in cash and cash equivalents               (319)          91

Cash and cash equivalents at beginning of period                    774          693
Cash and cash equivalents at end of period                       $  455       $  784

Supplemental disclosure of cash flow information:

  Cash paid for interest                                         $  575       $  612


e)
                       UNITED INVESTORS GROWTH PROPERTIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Growth Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc., a Delaware corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net income for the first nine months of 1999 has been restated to reflect the accounting change as if it were reported then. This adjustment decreased income before the cumulative effect of the accounting change for the first nine months of 1999 by approximately $20,000 ($0.51 per limited partnership unit). For the third quarter of 1999 this adjustment decreased income by approximately $7,000 ($.18 per limited partnership unit). The cumulative effect adjustment of approximately $96,000 ($2.42 per limited partnership unit) is the result of applying retroactively the aforementioned accounting principle change and is included in income for the nine months ended September 30, 1999. The accounting principle change will not have an affect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the nine months ended September 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $108      $102

 Reimbursement for services of affiliates (included in
   general and administrative expenses)                             43        38

During the nine months ended September 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $108,000 and $102,000 for the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $43,000 and $38,000 for the nine month periods ended September 30, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 11,899 limited partnership units in the Partnership representing 30.29% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Note E - Distributions

During the nine months ended September 30, 2000 the Partnership paid a distribution of approximately $400,000 (approximately $396,000 to the limited partners or $10.08 per limited partnership unit) from refinancing proceeds at Terrace Royale Apartments. During the nine months ended September 30, 1999, the Partnership paid a distribution of approximately $750,000 (approximately $743,000 to the limited partners or $18.91 per limited partnership unit). This distribution represented the remaining net proceeds from the mortgage refinancing at Deerfield and a portion of the net proceeds from the mortgage refinancing at Terrace Royale Apartments.

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

Segment information for the three and nine months ended September 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.


Three Months Ended September 30, 2000          Residential    Other      Totals

Rental income                                    $ 673        $ --      $ 673
Other income                                        56           1         57
Interest expense                                   204          --        204
Depreciation                                       169          --        169
General and administrative expense                  --          35         35
Segment loss                                       (44)        (34)       (78)

Nine Months Ended September 30, 2000            Residential    Other      Totals

Rental income                                   $ 1,984       $  --    $ 1,984
Other income                                        142          14        156
Interest expense                                    603          (2)       601
Depreciation                                        507          --        507
General and administrative expense                   --         118        118
Segment loss                                        (73)       (102)      (175)
Total assets                                     11,140         100     11,240
Capital expenditures for investment
  properties                                        249          --        249


Three Months Ended September 30, 1999          Residential     Other      Totals
                                                            (Restated)
Rental income                                   $   635       $  --        $ 635
Other income                                         43            7          50
Interest expense                                    223           (4)        219
Depreciation                                        143           --         143
General and administrative expense                   --           45          45
Segment loss                                        (26)         (34)        (60)


Nine Months Ended September 30, 1999           Residential     Other      Totals
                                                            (Restated)

Rental income                                   $ 1,893        $  --     $ 1,893
Other income                                         95           29         124
Interest expense                                    631           (3)        628
Depreciation                                        430           --         430
General and administrative expense                   --          115         115
Cumulative effect on prior years of change
   in accounting principle                           96          --           96
Segment profit (loss)                                 9          (83)        (74)
Total assets                                     11,362          695      12,057
Capital expenditures for investment
  properties                                        300           --         300


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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Terrace Royale Apartments                     95%        94%
         Bothell, Washington

      Cheyenne Woods Apartments                     93%        90%
         North Las Vegas, Nevada

      Deerfield Apartments                          96%        95%
         Memphis, Tennessee

The General Partner attributes the increase in occupancy at Cheyenne Woods Apartments to the market improving slightly in the North Las Vegas area along with an improvement in the curb appeal of the property.

Results of Operations

The Registrant's net loss for the nine months ended September 30, 2000 was approximately $175,000 compared to net loss, as restated, of approximately $74,000 for the nine months ended September 30, 1999. The increase in net loss for the nine months ended September 30, 2000, is due primarily to the cumulative effect on prior years of a change in accounting principle in the amount of approximately $96,000 during the nine months ended September 30, 1999, as discussed below.

Excluding the cumulative effect on prior years of a change in accounting principle, the Partnership had a loss of approximately $175,000 and $170,000 for the nine months ended September 30, 2000 and 1999, respectively. The Registrant's net loss for the three months ended September 30, 2000 and 1999 was approximately $78,000 and $60,000, respectively.

The increase in net loss for the three and nine months ended September 30, 2000 is primarily attributable to an increase in total expenses which was partially offset by an increase in total revenues. Total revenues increased for the nine months ended September 30, 2000 due to an increase in rental income and other income. Rental income increased due to an increase in average rental rates and occupancy at all three of the Partnership's properties, and a decrease in bad debt expense at Cheyenne Woods. The increase in rental income was partially offset by an increase in concessions at all of the Partnership's properties. Other income increased due to an increase in late charges at all three investment properties and an increase in cleaning and damage fees and lease cancellation fees at Terrace Royale and Cheyenne Woods.

Total expenses increased as a result of an increase in operating, depreciation, and property tax expenses. Depreciation expense increased due to property improvements and replacements placed into service during the current year. Property tax expense increased due to the timing of the receipt of tax bills during 2000 and 1999 which affected the timing of the 1999 accruals. Operating expenses increased due to an increase in salaries and related benefits at all the Partnership's properties.

General and administrative expense remained relatively stable for the three and nine months ended September 30, 2000. Included in general and administrative expenses for the three and nine months ended September 30, 2000 and 1999, are management reimbursements to the General Partner allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net income for the first nine months of 1999 has been restated to reflect the accounting change as if it were reported then. This adjustment decreased income before the cumulative effect of the accounting change for the first nine months of 1999 by approximately $20,000 ($0.51 per limited partnership unit). For the third quarter of 1999 this adjustment decreased income by approximately $7,000 ($0.18 per limited partnership unit). The cumulative effect adjustment of approximately $96,000 ($2.42 per limited partnership unit) is the result of applying retroactively the aforementioned accounting principle change and is included in income for the nine months ended September 30, 1999. The accounting principle change will not have an affect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

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

Liquidity and Capital Resources

At September 30, 2000, the Registrant had cash and cash equivalents of approximately $455,000 as compared to approximately $784,000 at September 30, 1999. The decrease in cash and cash equivalents of approximately $319,000 from the Registrant's year ended December 31, 1999, is due to approximately $529,000 of cash used in financing activities and approximately $199,000 of cash used in investing activities which is partially offset by approximately $409,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements which was partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of distributions to partners and to a lesser extent payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in money market accounts.

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

Terrace Royale Apartments

During the nine months ended September 30, 2000, the Partnership completed approximately $59,000 of capital improvements at Terrace Royale Apartments consisting primarily of floor covering replacements, structural improvements, recreation facility upgrades, and appliances. These improvements were funded from operations and Partnership reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $108,000, consisting primarily of floor covering replacements and plumbing improvements.

Cheyenne Woods Apartments

During the nine months ended September 30, 2000, the Partnership completed approximately $104,000 of budgeted and unbudgeted capital improvements at Cheyenne Woods Apartments, consisting primarily of floor covering replacements, appliances, and other interior building improvements. These improvements were funded from Partnership reserves and cash flow from operations. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $97,000, consisting primarily of submetering improvements, and floor covering and appliances replacements.

Deerfield Apartments

During the nine months ended September 30, 2000, the Partnership completed approximately $86,000 of budgeted and unbudgeted capital improvements at Deerfield Apartments consisting primarily of plumbing upgrades, floor covering and appliance replacements, and other interior building improvements. These improvements were funded from Partnership reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $81,000, consisting primarily of air conditioning unit replacement, appliances and floor covering replacement.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $10,596,000 has maturity dates ranging from 2004 to 2019 with balloon payments due at maturity for the mortgages encumbering Cheyenne Woods Apartments and Deerfield Apartments. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

During the nine months ended September 30, 2000 the Partnership paid a distribution of approximately $400,000 (approximately $396,000 to the limited partners or $10.08 per limited partnership unit) from refinancing proceeds at Terrace Royale Apartments. During the nine months ended September 30, 1999, the Partnership paid a distribution of approximately $750,000 (approximately $743,000 to the limited partners or $18.91 per limited partnership unit). This distribution represented the remaining net proceeds from the mortgage refinancing at Deerfield and a portion of the net proceeds from the mortgage refinancing at Terrace Royale Apartments. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 2000 or subsequent periods.


                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.


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

                                    Date: November 13, 2000