Form 10KSB
period 2000-12-31
UNITED INVESTORS GROWTH PROPERTIES
filed 2001-03-30
CIK 831663

FORM 10-KSB--Annual or Transitional Report Under
                               Section 13 or 15(d)
                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                       For the fiscal year ended December 31, 2000

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

State issuer's revenues for its most recent fiscal year.  $2,844,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's primary business is to operate and hold existing real estate properties for investment. The Partnership acquired three multifamily residential properties and a retail center which included medical office space. In addition, the Partnership owned a 60% interest in a joint venture which owned a multifamily residential property. During the third quarter of 1995, the joint venture property was sold. During the fourth quarter of 1998, the commercial property was foreclosed on by the lender holding the mortgage encumbering the property. The three remaining properties at December 31, 2000, are further described in "Item 2. Description of Properties" below. Cheyenne Woods Apartment was sold on January 3, 2001.

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

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner has been providing such property management services for the years ended December 31, 2000 and 1999.

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

Item 2.     Description of Properties:

The following table sets forth the Partnership's investments in properties:


                                  Date of
Property                          Purchase         Type of Ownership          Use

Terrace Royale Apartments         11/01/88    Fee ownership subject       Apartment
  Bothell, Washington                         to first mortgage (1)       80 units

Cheyenne Woods Apartments (2)     04/18/89    Fee ownership subject       Apartment
  North Las Vegas, Nevada                     to first mortgage (1)       160 units

Deerfield Apartments              10/24/90    Fee ownership subject       Apartment
  Memphis, Tennessee                          to first mortgage (1)       136 units

(1) Property is held by a limited liability company in which the Registrant owns a 100% interest.

(2) Property was sold on January 3, 2001. See "Item 7. Financial Statements - Note J" for information on the sale.

Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                               Gross
                              Carrying   Accumulated    Useful               Federal
Property                       Value     Depreciation    Life    Method     Tax Basis
                                  (in thousands)                          (in thousands)

Terrace Royale Apartments     $ 4,641      $ 1,786     5-40 yrs    S/L     $  2,858
Cheyenne Woods Apartments       6,448        2,370     5-40 yrs    S/L        4,021
Deerfield Apartments            4,984        1,820     5-40 yrs    S/L        3,022

           Totals             $16,073      $ 5,976                         $  9,901

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note I - Change in Accounting Principle".

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                                Principal                                       Principal
                               Balance At     Stated                             Balance
                              December 31,   Interest    Period    Maturity       Due At
Property                          2000         Rate     Amortized    Date      Maturity (1)
                             (in thousands)                                   (in thousands)

Terrace Royale Apartments        $ 3,334       6.51%     20 yrs      02/19       $    --
Cheyenne Woods Apartments          3,728       7.67%     30 yrs      09/07         3,360
Deerfield Apartments               3,489       7.34%     30 yrs      12/04         3,303

           Total                 $10,551                                         $ 6,663

(1) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2000 and 1999 for each property:

                                      Average Annual                 Average
                                       Rental Rate                  Occupancy
                                        (per unit)
 Property                           2000           1999         2000       1999

 Terrace Royale Apartments        $10,805         $10,544        95%        95%
 Cheyenne Woods Apartments          6,987           6,755        93%        90%
 Deerfield Apartments               7,037           6,704        95%        95%

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

Real Estate Taxes and Rates:

Real estate taxes and rates in 2000 for each property were:

                                    2000              2000
                                   Billing            Rate
                               (in thousands)

Terrace Royale Apartments           $ 76             1.44%
Cheyenne Woods Apartments             64             3.35%
Deerfield Apartments                 111             6.91%

Capital Expenditures:

Terrace Royale Apartments

During the year ended December 31, 2000, the Partnership completed approximately $81,000 of capital improvements at Terrace Royale Apartments, consisting primarily of floor covering replacements, major structural improvements, recreation facility upgrades, appliances, and plumbing upgrades. These improvements were funded from cash flow from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $22,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Cheyenne Woods Apartments

During the year ended December 31, 2000, the Partnership completed approximately $72,000 of capital improvements at Cheyenne Woods Apartments, consisting primarily of floor covering replacements, appliances, air conditioning improvements, swimming pool improvements, plumbing upgrades, and other interior building improvements. These improvements were funded from cash flow from operations and from the property's replacement reserves. The Partnership recorded an impairment loss of $56,000 during the year ended December 31, 2000 relating to this property. This property was sold on January 3, 2001.

Deerfield Apartments

During the year ended December 31, 2000, the Partnership completed approximately $102,000 of capital expenditures at Deerfield Apartments, consisting primarily of plumbing upgrades, floor covering and appliance replacements, structural improvements, and other interior building improvements. These improvements were funded from property replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $37,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly held limited partnership, offered and sold 39,297 limited partnership units aggregating $9,824,000. The Partnership currently has 882 holders on record owning an aggregate of 39,287 Units. Affiliates of the General Partner owned 11,915 units or 30.33% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 2000 and subsequent to December 31, 2000:

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
       01/01/99 - 12/31/99              $750,000 (1)          $18.91
       01/01/00 - 12/31/00              $400,000 (1)          $10.08
      Subsequent to 12/31/00            $495,000 (2)          $12.47

(1) Distribution was made from refinance proceeds (see "Item 6" for further details).

(2) Distribution was made from operations and sale proceeds (see "Item 6" for further details.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in the year 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 11,915 limited partnership units in the Partnership representing 30.33% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Results of Operations

The Registrant's net loss for the year ended December 31, 2000 was approximately $298,000 compared to a net loss of approximately $162,000 for the year ended December 31, 1999. (See "Note E" of the consolidated financial statements in "Item 7. Financial Statements" for a reconciliation of these amounts to the Registrant's Federal taxable loss). The increase in net loss was primarily due to an increase in total expenses which was partially offset by an increase in total revenues and a decrease in cumulative effect of a change in accounting principle.

Excluding the 1999 cumulative effect on prior years of a change in accounting principle, and the 2000 impairment loss on Cheyenne Woods Apartments, the Partnership had a net loss of approximately $242,000 for the year ended December 31, 2000, compared to a net loss of approximately $258,000 for the year ended December 31, 1999. The decrease in net loss was primarily due to an increase in total revenues, which was partially offset by an increase in total expenses. Total expenses increased due to an increase in depreciation, operating, property tax, and general and administrative expenses, which were partially offset by a decrease in interest expense. Depreciation expense increased due to property improvements and replacements placed into service during the current year. The increase in operating expense is due to an increase in advertising and property expenses. Advertising expenses increased as a result of property management's intensified marketing efforts to increase occupancy at the investment properties and an increase in referral fees at Deerfield Apartments. Advertising expense increased at Terrace Royale Apartments due to the advertisement of employment needs at the property. Property expenses increased due to an increase in employee salaries and related benefits at Deerfield Apartments and Terrace Royale Apartments. Property tax expense increased due to the timing of the receipt of tax bills during 2000 and 1999 which affected the calculations of the appropriate tax accruals for the properties. Interest expense decreased due to the reduction of principal balance on the properties' mortgages and refinancing the mortgage encumbering Terrace Royale Apartments.

General and administrative expenses increased primarily due to an increase in professional fees associated with managing the Partnership. Included in general and administrative expense at both December 31, 2000 and 1999, are management reimbursements to the General Partner allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total revenues increased for the year ended December 31, 2000 due to an increase in rental income and other income. Rental income increased for the year ended December 31, 2000 due to an increase in average annual rental rates at all properties and an increase in occupancy at Cheyenne Woods. Other income increased due to enforcement of late and cancellation fee policies at all three investment properties. The increase in other income was partially offset by a decrease in interest income due to lower average cash balances maintained in interest bearing accounts.

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

Liquidity and Capital Resources

At December 31, 2000, the Registrant had cash and cash equivalents of approximately $488,000 as compared to approximately $774,000 at December 31, 1999. The decrease in cash and cash equivalents of approximately $286,000 from the Registrant's year ended December 31, 1999, is due primarily to approximately $574,000 of cash used in financing activities and approximately $145,000 of cash used in investing activities which was partially offset by approximately $433,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties and a distribution to partners. Cash used in investing activities consisted primarily of property improvements and replacements which was partially offset by net withdrawals from escrow accounts maintained by the mortgage lenders. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $59,400 for the Partnership's two remaining properties (see below). Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

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

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $10,551,000 has maturity dates ranging from December 2004 to February 2019 with balloon payments due at maturity for the mortgages encumbering Cheyenne Woods Apartments and Deerfield Apartments. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

A cash distribution of approximately $400,000 (approximately $396,000 to the limited partners or $10.08 per limited partnership unit) was made during the year ended December 31, 2000 from the refinancing proceeds at Terrace Royale Apartments. A cash distribution of approximately $750,000 (approximately $743,000 to the limited partners or $18.91 per limited partnership unit) was made during the year ended December 31, 1999 consisting of the remaining net proceeds of the mortgage refinancing at Deerfield Apartments and a portion of the net proceeds from the refinancing at Terrace Royale Apartments. Subsequent to December 31, 2000 the Partnership distributed approximately $298,000 (approximately $295,000 to limited partners or $7.51 per limited partnership unit) from the sale proceeds of Cheyenne Woods Apartments and approximately $197,000 (approximately $195,000 to limited partners or $4.96 per limited partnership unit from operations). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 11,915 limited partnership units in the Partnership representing 30.33% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Subsequent Event

On January 3, 2001, Cheyenne Woods Apartments was sold to an unaffiliated third party for approximately $4,200,000 with the purchaser assuming the mortgage encumbering the property which had an outstanding balance of approximately $3,728,000 at the time of the sale. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $352,000. For financial statement purposes, the sale resulted in a loss of approximately $56,000. For the year ended December 31, 2000 an impairment loss of approximately $56,000 was recorded related to this transaction. Additionally, the Partnership anticipates recognizing a loss on early extinguishment of debt associated with the assumption of the mortgage which is comprised of the write off of unamortized loan costs.

Item 7.     Financial Statements

UNITED INVESTORS GROWTH PROPERTIES

LIST OF FINANCIAL STATEMENTS


Independent Auditors' Report

Consolidated Balance Sheet - December 31, 2000

Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

Consolidated Statements of Changes in Partners'  (Deficit) Capital - Years ended
     December 31, 2000 and 1999

Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

Notes to Consolidated Financial Statements

                          Independent Auditors' Report



The Partners
United Investors Growth Properties


We have audited the accompanying consolidated balance sheet of United Investors Growth Properties (the "Partnership") as of December 31, 2000, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the years in the two year period then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000, and the results of its operations and its cash flows for each of the years in the two year period then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note I to the financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                                     /s/KPMG LLP


Greenville, South Carolina
February 12, 2001

                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET
                             (in thousands, except unit data)

                                December 31, 2000



Assets
   Cash and cash equivalents                                                 $  488
   Receivables and deposits                                                      83
   Restricted escrows                                                            74
   Other assets                                                                 246
   Investment property held for sale                                          4,078
   Investment properties (Notes C, F and J):
      Land                                                     $  893
      Buildings and related personal property                   8,732
                                                                9,625
      Less accumulated depreciation                            (3,606)        6,019
                                                                            $10,988
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                         $    39
   Tenant security deposit liabilities                                           77
   Accrued property taxes                                                        42
   Other liabilities                                                            150
   Mortgage notes payable (Note C)                                           10,551

Partners' (Deficit) Capital
   General partner                                              $  (4)
   Limited partners (39,287 units issued and
      outstanding)                                                133           129
                                                                            $10,988

               See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (in thousands, except unit data)


                                                           Years Ended December 31,
                                                              2000         1999
Revenues:
   Rental income                                             $ 2,653      $2,539
   Other income                                                  191         182
      Total revenues                                           2,844       2,721

Expenses:
   Operating                                                   1,191       1,144
   General and administrative                                    156         139
   Depreciation                                                  672         612
   Interest                                                      796         836
   Property taxes                                                271         248
   Impairment loss on property held for
     sale (Note J)                                                56          --
      Total expenses                                           3,142       2,979

Loss before cumulative effect of a change in accounting
 principle                                                      (298)       (258)
Cumulative effect on prior years of a change in
  accounting for the cost of exterior painting and
  major landscaping (Note I)                                      --          96

Net loss                                                     $ (298)      $ (162)

Net loss allocated to general partner (1%)                   $   (3)      $   (2)
Net loss allocated to limited partners (99%)                   (295)        (160)

                                                             $ (298)      $ (162)
Per limited partnership unit:
   Loss before cumulative effect of a change in
     accounting principle                                    $(7.51)      $(6.49)
   Cumulative effect on prior years of a change in
     accounting principle for the cost of exterior
     painting and major landscaping                               --        2.42

Net loss                                                     $ (7.51)     $(4.07)

Distributions per limited partnership unit                   $ 10.08      $18.91

               See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                             (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            39,297        $  --     $ 9,824    $ 9,824

Partners' capital
   at December 31, 1998                   39,287        $  12     $ 1,727    $ 1,739

Distribution to partners                      --           (7)       (743)      (750)

Net loss for the year ended
   December 31, 1999                          --           (2)       (160)      (162)

Partners' capital at
   December 31, 1999                      39,287            3         824        827

Distributions to partners                     --           (4)       (396)      (400)

Net loss for the year
   ended December 31, 2000                    --           (3)       (295)      (298)

Partners' (deficit) capital
   at December 31, 2000                   39,287        $  (4)     $  133     $ 129

               See Accompanying Notes to Consolidated Financial Statements

                         UNITED INVESTORS GROWTH PROPERTIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)


                                                              Year Ended December 31,
                                                                  2000        1999
Cash flows from operating activities:
  Net loss                                                       $ (298)     $ (162)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation                                                     672          612
   Impairment loss on property held for sale                         56           --
   Amortization of loan costs, lease commissions,
      and loan premiums, net                                         31           30
   Cumulative effect on prior years of change in
      accounting principle                                           --          (96)
   Change in accounts:
      Receivables and deposits                                      122          (28)
      Other assets                                                   (4)          27
      Accounts payable                                             (122)          66
      Tenant security deposit liabilities                             1            4
      Accrued property taxes                                         (5)           2
      Other liabilities                                             (20)          33

         Net cash provided by operating activities                  433          488

Cash flows from investing activities:
  Property improvements and replacements                           (255)        (496)
  Net withdrawals  from (deposits to) restricted escrows            110           (2)

         Net cash used in investing activities                     (145)        (498)

Cash flows from financing activities:
  Payments on mortgage note payable                                (174)        (154)
  Payoff of mortgage note payable                                    --       (2,397)
  Proceeds from debt refinancing                                     --        3,500
  Loans costs paid                                                   --         (108)
  Distributions to partners                                        (400)        (750)

         Net cash (used in) provided by financing
           activities                                              (574)          91

Net (decrease) increase in cash and cash equivalents               (286)          81
Cash and cash equivalents at beginning of year                      774          693
Cash and cash equivalents at end of year                         $  488       $  774

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  766       $  805

               See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000


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

Cash and Cash Equivalents: Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $430,000 at December 31, 2000 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Restricted Escrows: Replacement reserve accounts were established in 1997 with the refinancing proceeds for Cheyenne Woods Apartments and Deerfield Apartments. A repair escrow was established in 1999 with the refinancing proceeds from Terrace Royale Apartments. Cheyenne Woods Apartments and Deerfield Apartments make monthly deposits to establish and maintain a Replacement Reserve designated to cover necessary repairs and replacements of existing improvements at the property. The reserve account balance at December 31, 2000, was approximately $74,000 which includes interest.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Investment Properties: Investment properties consist of three apartment properties and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraisal value. During the fourth quarter of 2000, the Partnership determined that Cheyenne Woods Apartments located in North Las Vegas, Neveda, with a carrying value of $4,134,000 was impaired and accordingly recorded an impairment loss of $56,000 for the year ended December 31, 2000 related to Cheyenne Woods Apartments. The fair value was based upon the sales price received for the property upon its January 3, 2001 sale date. No adjustments for impairment of value were recorded in the year ended December 31, 1999.

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

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (Note I).

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

Loan costs: Loan costs of approximately $313,000, less accumulated amortization of approximately $92,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $96,000 and $69,000 for the years ended December 31, 2000 and 1999, respectively, were charged to operating expense as incurred.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

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

Note C - Mortgage Notes Payable


                               Principal     Monthly                          Principal
                               Balance At    Payment     Stated                Balance
                              December 31,  Including   Interest  Maturity      Due At
                                  2000       Interest     Rate      Date       Maturity
Property                          (in thousands)                           (in thousands)

Terrace Royale Apartments       $ 3,334        $ 26      6.51%      02/19      $    --
Cheyenne Woods Apartments         3,728          27      7.67%      09/07        3,360
Deerfield Apartments              3,489          25      7.34%      12/04        3,303

           Total                $10,551        $ 78                            $ 6,663

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

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2000 are as follows (in thousands):

                               2001             $   186
                               2002                 199
                               2003                 214
                               2004               3,527
                               2005                 188
                            Thereafter            6,237
                                                $10,551

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)
   Property management fees (included in
     operating expenses)                                      $144       $137
   Reimbursement for services of affiliates (included in
     operating, and general and administrative expenses)        56         50

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $144,000 and $137,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $56,000 and $50,000 for the years ended December 31, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 11,915 limited partnership units in the Partnership representing 30.33% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note E - Income Tax

The following is a reconciliation between net loss as reported in the consolidated financial statements and Federal taxable loss allocated to the partners in the Partnership's tax return for the years ended December 31, 2000 and 1999 (in thousands, except per unit data):

                                                     2000         1999

Net loss as reported                                $ (298)      $ (162)
Add (deduct):
   Deferred revenue and other liabilities               (1)          --
   Depreciation differences                            (52)         (11)
   Cumulative effect on prior year of change
     in accounting principle                            --          (96)
   Accrued expenses                                     --           --
   Nondeductible reserves and allowances                 3           --
   Other                                                59           --

Federal taxable loss                               $ (289)       $ (269)

Federal taxable loss per limited
   partnership unit                                $ (7.28)     $ (6.77)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 2000 (in thousands):

Net assets as reported                       $ 129
Differences in basis of assets
  and liabilities:
     Accumulated depreciation                 (189)
     Other assets and liabilities              125
     Syndication costs                       1,362
     Cost of property                          (96)
Net assets - tax basis                      $1,331

Note F - Real Estate and Accumulated Depreciation


                                                     Initial Cost
                                                    To Partnership
                                                    (in thousands)

                                                             Buildings        Net Cost
                                                            and Related     Capitalized
                                                             Personal      Subsequent to
Description                    Encumbrances      Land        Property       Acquisition
                              (in thousands)                               (in thousands)
Terrace Royale Apartments        $ 3,334        $   653       $ 3,496          $  492
Cheyenne Woods Apartments          3,728            587         4,980             881
Deerfield Apartments               3,489            240         3,891             853

           Totals                $10,551        $ 1,480       $12,367         $ 2,226



                   Gross Amount At Which
                          Carried
                    At December 31, 2000
                       (in thousands)

                          Buildings
                         And Related
                          Personal            Accumulated     Date of      Date   Depreciable
Description       Land    Property    Total   Depreciation  Construction Acquired Life-Years
                                             (in thousands)
Terrace Royale
 Apartments      $ 653     $ 3,988   $ 4,641    $ 1,786      1987-1988   11/01/88    5-40
Cheyenne Woods
 Apartments         587      5,861     6,448      2,370         1988     04/18/89    5-40
Deerfield
 Apartments         240      4,744     4,984      1,820         1986     10/24/90    5-40
    Totals      $ 1,480    $14,593   $16,073    $ 5,976


Reconciliation of "Real Estate and Accumulated Depreciation":

                                              Years Ended December 31,
                                                2000            1999
                                                   (in thousands)
   Investment Properties
   Balance at beginning of year                $15,874        $15,282
     Property improvements                         255            496
     Impairment loss on property held
      for sale                                     (56)            --
     Cumulative effect on prior years
      of change in accounting principle             --             96
   Balance at end of year                      $16,073        $15,874

   Accumulated Depreciation
   Balance at beginning of year                $ 5,304        $ 4,692
     Additions charged to expense                  672            585
     Cumulative effect on prior years
      of change in accounting principle             --             27
   Balance at end of year                      $ 5,976        $ 5,304

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $16,067,000 and $15,779,000, respectively. The accumulated depreciation taken for Federal income tax purposes is approximately $6,166,000 and $5,442,000 at December 31, 2000 and 1999,
respectively.

Note G - Distributions

A cash distribution of approximately $400,000 (approximately $396,000 to the limited partners or $10.08 per limited partnership unit) was made during the year ended December 31, 2000 from refinancing proceeds at Terrace Royale Apartments. A cash distribution of approximately $750,000 (approximately $743,000 to the limited partners or $18.91 per limited partnership unit) was made during the year ended December 31, 1999. This distribution represented the remaining net proceeds from the mortgage refinancing at Deerfield and a portion of the net proceeds from the mortgage refinancing at Terrace Royale Apartments. Subsequent to December 31, 2000 the Partnership distributed approximately $298,000 (approximately $295,000 to limited partners or $7.51 per limited partnership unit) from the sale proceeds of Cheyenne Woods Apartments and approximately $197,000 (approximately $195,000 to limited partners or approximately $4.96 per limited partnership unit) from operations.

Note H - Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note I - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to decrease net loss by approximately $42,000 ($1.06 per limited partnership unit). The cumulative effect adjustment of approximately $96,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in income for 1999. The accounting  principle  change  will  not  have an  effect  on cash  flow,  funds
available  for   distribution  or  fees  payable  to  the  General  Partner  and affiliates.

Note J - Subsequent Event/Impairment Loss - Sale of Cheyenne Woods

On January 3, 2001, Cheyenne Woods Apartments was sold to an unaffiliated third party for approximately $4,200,000 with the purchaser assuming the mortgage encumbering the property which had an outstanding balance of approximately $3,728,000 at the time of the sale. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $352,000. For financial statement purposes, the sale resulted in a loss of approximately $56,000. For the year ended December 31, 2000 an impairment loss of approximately $56,000 was recorded related to this transaction. Additionally, the Partnership anticipates recognizing a loss on early extinguishment of debt associated with the assumption of the mortgage which is comprised of the write off of unamortized loan costs.

The following unaudited pro forma information reflects the operations of the Partnership for the years ended December 31, 2000 and 1999, as if Cheyenne Woods had been sold on January 1, 1999 (in thousands):

                                               2000           1999

Revenues                                      $ 1,788        $ 1,756
Expenses                                        1,937          1,856
Net income                                    $  (149)       $  (100)
Net income per Limited Partnership Unit       $ (3.75)       $ (2.52)


These pro forma results are not necessarily reflective of the results that actually would have occurred if the sale had been in effect as of the periods presented or what may be achieved in the future.

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

      Name                 Age    Position

      Patrick J. Foye       43    Executive Vice President and Director

      Martha L. Long        41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The General Partner has reappointed KPMG LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $41,000 and non-audit services (principally tax-related) of approximately $20,000.

Item 10.    Executive Compensation

Neither the director nor the officers received any remuneration from the Partnership during the year ended December 31, 2000.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as provided below as of December 31, 2000, no affiliate of the General Partner or no person was known by the Partnership to be the beneficial owner of more than 5 percent (5%) of the Units of the Partnership:

               Entity                   Number of Units      Percentage of Total

AIMCO Properties LP                          7,979                  20.31%
  (an affiliate of AIMCO)
United Investors Real Estate, Inc.           3,926                   9.99%
  (the General Partner and an
  affiliate of AIMCO)
Insignia Properties LP                          10                    .03%
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

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                     2000           1999
                                                        (in thousands)
   Property management fees                          $144           $137
   Reimbursement for services of affiliates            56             50

During the years ended December 31, 2000 and 1999, affiliates of the General partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $144,000 and $137,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $56,000 and $50,000 for the years ended December 31, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 11,915 limited partnership units in the Partnership representing 30.33% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a) Exhibits:

          None.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2000:

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


                                    Date: March 30, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.


/s/Patrick J. Foye      Executive Vice President      Date: March 30, 2001
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President         Date: March 30, 2001
Martha L. Long          and Controller

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

10.10Agreement of Purchase and Sale,  between United Investors Growth Properties
     (a Missouri limited partnership), as purchaser, and Deerfield Apartments Limited (A Tennessee Limited Partnership), as seller, dated July 18, 1990, relating to Deerfield Apartments; incorporated by reference to Exhibit
     10.10 to Partnership's Quarterly Report on Form 10-Q previously filed on August 15, 1990.

10.11Promissory Note and Deed of Trust with respect to the Permanent Loan on Deerfield Apartments; incorporated by reference to Exhibit 10.11 to Partnership's Quarterly Report on Form 10-Q previously filed on November 8, 1990.

10.12Standby  Loan  Commitment  with  respect  to  the  financing  of  Deerfield
     Apartments; incorporated by reference to Exhibit 10.12 to Partnership's Quarterly Report on Form 10-Q previously filed on November 8, 1990.

10.13Agreement of Purchase  and Sale,  dated  August 27,  1990,  between  United
     Investors Real Estate, Inc., as purchaser, and Mueller Development Company, as seller, relating to Renaissance Village Apartments, and amendments thereto; incorporated by reference to Exhibit 10.2 to Partnership's Post-Effective Amendment No. 1 Registration Statement (File No. 33-34111) of United Investors Growth Properties II previously filed on December 6, 1990.

10.13.1 Seventh and Eighth Amendments to Agreement of Purchase and Sale between United Investors Real Estate, Inc., as purchaser, and Mueller Development Company, as seller, relating to Renaissance Village Apartments; incorporated by reference to Exhibit 10.13.1 to Partnership's Quarterly Report on Form 10-Q previously filed on April 24, 1991.

10.14Promissory Note and Deed of Trust with respect to the Permanent Loan on Renaissance Village Apartments; incorporated by reference to Exhibit 10.14 to Partnership's Quarterly Report on Form 10-Q previously filed on April 24, 1991.

10.15Stock  Purchase  Agreement  dated  December 4, 1992 showing the purchase of
     100% of the outstanding stock of United Investors Real Estate, Inc. by MAE GP Corporation; incorporated by reference to Exhibit 10.15 to Partnership's Current Report on Form 8-K previously filed on January 14, 1993.

10.16Purchase and Sale Agreement, made as of the 19th of July 1995, by and between Kauri Investments, Ltd., a Washington Corporation, and Renaissance Village Associates, JV, a Kansas joint venture. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1995.)

10.17Amendment  to  Purchase  and  Sale  Agreement,  made as of the  10th day of
     August  1995,  by  and  between  Kauri  Investments,   Ltd.,  a  Washington
     Corporation, and Renaissance Village Associates, JV, a Kansas joint venture. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1995.)

10.18Multifamily  Note dated  August 7, 1997,  by and  between  Cheyenne  Woods,
     L.L.C., a South Carolina limited liability company, and Green Park Financial Limited Partnership, a District of Columbia Limited Partnership (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1995.)

10.19Promissory  Note  dated  November  20,  1997,  by  and  between   Deerfield
     Apartments, L.L.C., a South Carolina limited liability company and Lehman Brothers Holdings, Inc., a Delaware corporation.

10.20Promissory  Note dated  January  29,  1999,  by and between  AIMCO  Terrace
     Royale, L.L.C., a South Carolina limited liability company and GMAC Commercial Mortgage Corporation, a California Corporation.

10.21Purchase  and  Sale  Contract   between   Registrant   and  Cheyenne  Woods
     Apartments,  LLC, a Nevada limited  liability company (Filed on January 12,
     2001).

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