Form 10QSB
period 2001-03-31
UNITED INVESTORS GROWTH PROPERTIES
filed 2001-05-14
CIK 831663

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

                   For the quarterly period ended March 31, 2001


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                 $  238
   Receivables and deposits                                                      59
   Restricted escrows                                                            67
   Other assets                                                                 196
   Investment properties:
       Land                                                   $  893
       Buildings and related personal property                 8,755
                                                               9,648
       Less accumulated depreciation                          (3,713)         5,935
                                                                            $ 6,495
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $    11
   Tenant security deposit liabilities                                           47
   Accrued property taxes                                                        50
   Other liabilities                                                             83
   Mortgage notes payable                                                     6,789

Partners' Deficit
   General partner                                             $ (10)
   Limited partners (39,287 units
      issued and outstanding)                                   (475)          (485)
                                                                            $ 6,495


            See Accompanying Notes to Consolidated Financial Statements

b)

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                                2001          2000
Revenues:
   Rental income                                               $  394         $ 647
   Other income                                                    33            46
       Total revenues                                             427           693

Expenses:
   Operating                                                      167           287
   General and administrative                                      34            35
   Depreciation                                                   107           167
   Interest                                                       131           197
   Property taxes                                                  50            52
       Total expenses                                             489           738

Loss before extraordinary item                                    (62)          (45)
Extraordinary loss on early extinguishment of debt                (57)           --

Net loss                                                       $ (119)       $  (45)

Net loss allocated to general partner (1%)                     $   (1)       $   --
Net loss allocated to limited partners (99%)                     (118)          (45)

                                                               $ (119)       $  (45)
Per limited partnership unit:
   Loss before extraordinary item                              $(1.56)       $(1.15)
   Extraordinary loss on early extinguishment of debt           (1.44)           --

Net loss                                                       $(3.00)       $(1.15)

Distributions per limited partnership unit                     $12.47        $    --


            See Accompanying Notes to Consolidated Financial Statements

c)

                       UNITED INVESTORS GROWTH PROPERTIES

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)





                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        39,297       $ --       $ 9,824      $ 9,824

Partners' (deficit) capital at
   December 31, 2000                  39,287       $  (4)     $   133      $   129

Distributions to partners                 --          (5)        (490)        (495)

Net loss for the three months
   ended March 31, 2001                  --           (1)        (118)        (119)

Partners' deficit at
   March 31, 2001                     39,287       $ (10)     $ (475)      $ (485)



            See Accompanying Notes to Consolidated Financial Statements

d)
                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
                                                                           (Restated)
Cash flows from operating activities:
  Net loss                                                       $ (119)      $ (45)
  Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
      Extraordinary loss on early extinguishment of debt             57           --
      Depreciation                                                  107          167
      Amortization of loan costs                                      6            6
      Change in accounts:
        Receivables and deposits                                     24          157
        Other assets                                                (13)         (31)
        Accounts payable                                            (28)         (19)
        Tenant security deposit liabilities                         (30)           3
        Accrued property taxes                                        8          (25)
        Other liabilities                                           (67)         (52)

           Net cash (used in) provided by operating
             activities                                             (55)         161

Cash flows from investing activities:
  Proceeds from sale of investment property                         352           --
  Property improvements and replacements                            (25)         (68)
  Net withdrawals from restricted escrows                             7           28

           Net cash provided by (used in) investing
               activities                                           334          (40)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (34)         (43)
  Distributions to partners                                        (495)          --

           Net cash used in financing activities                   (529)         (43)

Net (decrease) increase in cash and cash equivalents               (250)          78

Cash and cash equivalents at beginning of period                    488          774
Cash and cash equivalents at end of period                       $  238        $ 852

Supplemental disclosure of cash flow information:
Cash paid for interest                                           $  142        $ 192

Supplemental disclosure of non-cash activity:
Mortgage assumed by Purchaser of Cheyenne Woods Apartments       $3,728        $ --

            See Accompanying Notes to Consolidated Financial Statements

e)

                       UNITED INVESTORS GROWTH PROPERTIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Growth Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's General Partner is United Investors Real Estate, Inc. (the "General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the General Partner all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the three month periods ended March 31, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 26      $ 36

 Reimbursement for services of affiliates (included in
   general and administrative expenses)                             13        13

During the three months ended March 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $26,000 and $36,000 for the three months ended March 31, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $13,000 for both of the three month periods ended March 31, 2001 and 2000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 11,937 limited partnership units in the Partnership representing 30.38% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note C - Sale of Investment Property

On January 3, 2001, Cheyenne Woods, located in Las Vegas, Nevada, was sold to an unaffiliated third party for $4,200,000. After closing expenses and other payments of approximately $120,000 and the assumption of $3,728,000 in debt by the purchaser, the net proceeds received by the Partnership were approximately $352,000. For financial statement purposes the sale resulted in a loss of $56,000 which had been recorded as an impairment loss during the year ended December 31, 2000. As a result, the only financial statement impact recorded during the three months ended March 31, 2000 was the recognition of loss on early extinguishment of debt of approximately $57,000 due to the write off of unamortized loan costs. Revenues from Cheyenne Woods Apartments included in the accompanying consolidated statements of operations was approximately $239,000 for the three months ended March 31, 2000.

Note D - Distributions

The Partnership paid distributions of approximately $197,000 (approximately $195,000 to the limited partners or $4.96 per limited partnership unit) from operations and approximately $298,000 (approximately $295,000 to the limited partners or $7.51 per limited partnership unit) from the sale proceeds of Cheyenne Woods Apartments during the three months ended March 31, 2001. No distributions were made during the three months ended March 31, 2000.

Note E - Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note F - Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Terrace Royale Apartments                     89%        93%
         Bothell, Washington

      Deerfield Apartments                          92%        96%
         Memphis, Tennessee

The General Partner attributes the decrease in occupancy at Terrace Royale Apartments to construction of new apartment complexes in the Bothell, Washington area which are offering concessions and significant move in incentives to attract tenants. Property management is evaluating its options to improve the property's occupancy. The General Partner attributes the decrease in occupancy at Deerfield Apartments to tenants purchasing new homes in the area as a result of a decrease in interest rates. The average occupancy for Cheyenne Woods Apartments was 93% for the three months ended March 31, 2000. This property was sold on January 3, 2001.

Results of Operations

The Registrant's net loss for the three months ended March 31, 2001 was approximately $119,000 compared to approximately $45,000 for the three months ended March 31, 2000. The increase in net loss is due primarily to the loss on early extinguishment of debt of approximately $57,000 and a decrease in total revenues which was partially offset by a decrease in total expenses as a result of the sale of Cheyenne Woods Apartments.

On January 3, 2001, Cheyenne Woods, located in Las Vegas, Nevada, was sold to an unaffiliated third party for $4,200,000. After closing expenses and other payments of approximately $120,000 and the assumption of $3,728,000 in debt by the purchaser, the net proceeds received by the Partnership were approximately $352,000. For financial statement purposes the sale resulted in a loss of $56,000 which had been recorded as an impairment loss during the year ended December 31, 2000. As a result, the only financial statement impact recorded during the three months ended March 31, 2000 was the recognition of loss on early extinguishment of debt of approximately $57,000 due to the write off of unamortized loan costs. Revenues from Cheyenne Woods Apartments included in the accompanying consolidated statements of operations was approximately $239,000 for the three months ended March 31, 2000.

Excluding the impact of the operations and sale of Cheyenne Woods, the Partnership had a net loss of approximately $38,000 for the three months ended March 31, 2001, compared to a loss of approximately $37,000 for the three months ended March 31, 2000. Total revenues and total expenses remained relatively stable for the comparable period.

General and administrative expense remained stable over the comparable periods. Included in general and administrative expenses at both March 31, 2001 and 2000, are management reimbursements to the General Partner allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2001, the Registrant had cash and cash equivalents of approximately $238,000 as compared to approximately $852,000 at March 31, 2000. The decrease in cash and cash equivalents of approximately $250,000 from the Registrant's year ended December 31, 2000, is due to approximately $529,000 of cash used in financing activities and approximately $55,000 of cash used in operating activities which was partially offset by $334,000 of cash provided by investing activities. Cash provided by investing activities consisted of property improvements and replacements which were partially offset by net proceeds from the sale of Cheyenne Woods Apartments and net withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties and distributions paid to partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

Terrace Royale Apartments

During  the  three  months  ended  March 31,  2001,  the  Partnership  completed approximately $9,000 of capital improvements at Terrace Royale Apartments consisting primarily of floor covering and appliance replacements and electrical improvements. These improvements were funded from cash flow from operations. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $22,000, consisting primarily of floor covering and appliance replacements and electrical improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Cheyenne Woods Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $2,000 of capital improvements at Cheyenne Woods Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from cash flow from operations. This property was sold on January 3, 2001.

Deerfield Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $14,000 of capital improvements at Deerfield Apartments consisting primarily of parking area and roof improvements, floor covering and appliance replacements, other building improvements, and water heater replacements. These improvements were funded from the property's replacement reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $266,000, consisting primarily of roof replacements, water heater replacements, appliances and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $6,789,000 has maturity dates ranging from December 2004 to February 2019 with a balloon payment due at maturity for the mortgage encumbering Deerfield Apartments. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership paid distributions of approximately $197,000 (approximately $195,000 to the limited partners or $4.96 per limited partnership unit) from operations and approximately $298,000 (approximately $295,000 to the limited partners or $7.51 per limited partnership unit) from the sale proceeds of
Cheyenne Woods Apartments during the three months ended March 31, 2001. No distributions were made during the three months ended March 31, 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on a monthly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit any further distributions to its partners in 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 11,937 limited partnership units in the Partnership representing 30.38% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  Current Report on Form 8-K dated January 3, 2001 and filed on January 12, 2001 in connection with the sale of Cheyenne Woods Apartments.

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


                                    Date: May 14, 2001