Form 10QSB
period 2001-06-30
UNITED INVESTORS GROWTH PROPERTIES
filed 2001-08-09
CIK 831663

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

                    For the quarterly period ended June 30, 2001


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                                 $  250
   Receivables and deposits                                                      63
   Restricted escrows                                                            69
   Other assets                                                                 173
   Investment properties:
       Land                                                   $  893
       Buildings and related personal property                 8,812
                                                               9,705
       Less accumulated depreciation                          (3,793)         5,912
                                                                            $ 6,467
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $    84
   Tenant security deposit liabilities                                           48
   Accrued property taxes                                                        55
   Other liabilities                                                             98
   Mortgage notes payable                                                     6,753

Partners' Deficit
   General partner                                            $ (11)
   Limited partners (39,287 units
      issued and outstanding)                                   (560)          (571)
                                                                            $ 6,467


            See Accompanying Notes to Consolidated Financial Statements

b)

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                           Three Months Ended         Six Months Ended
                                                June 30,                  June 30,
                                            2001         2000         2001          2000

Revenues:
  Rental income                            $  406      $  664         $  800      $1,311
  Other income                                 23          53             56          99
  Casualty gain                                36          --             36          --
     Total revenues                           465         717            892       1,410

Expenses:
  Operating                                   219         281            386         568
  General and administrative                   62          48             96          83
  Depreciation                                102         171            209         338
  Interest                                    122         200            253         397
  Property taxes                               46          69             96         121
     Total expenses                           551         769          1,040       1,507

Loss before extraordinary item                (86)        (52)                       (97)
                                                                           (148)

Loss on early extinguishment of debt           --          --            (57)         --

Net loss                                   $  (86)     $  (52)        $ (205)     $  (97)

Net loss allocated to
   general partner (1%)                    $   (1)     $   (1)        $   (2)     $   (1)
Net loss allocated to
   limited partners (99%)                     (85)        (51)          (203)        (96)
                                           $  (86)     $  (52)        $ (205)     $  (97)
Per limited partnership unit:
  Loss before extraordinary item           $(2.16)     $(1.30)        $(3.73)     $(2.44)
  Loss on early extinguishment
   of debt                                     --          --          (1.44)         --

Net loss                                   $(2.16)     $(1.30)        $(5.17)     $(2.44)

Distributions per limited
     partnership unit                      $   --      $10.07         $12.47      $10.07


            See Accompanying Notes to Consolidated Financial Statements

c)

                       UNITED INVESTORS GROWTH PROPERTIES

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)




                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        39,297       $  --      $ 9,824      $ 9,824

Partners' (deficit) capital at
   December 31, 2000                  39,287       $  (4)     $   133      $   129

Distribution to partners                  --          (5)        (490)        (495)

Net loss for the six months
   ended June 30, 2001                   --           (2)        (203)        (205)

Partners' deficit at
   June 30, 2001                      39,287       $ (11)     $  (560)     $  (571)


            See Accompanying Notes to Consolidated Financial Statements

d)
                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (in thousands)

                                                                  Six Months Ended
                                                                       June 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net loss                                                       $ (205)      $ (97)
  Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Extraordinary loss on early extinguishment of debt             57           --
      Casualty gain                                                 (36)          --
      Depreciation                                                  209          338
      Amortization of loan costs                                     11           15
      Change in accounts:
        Receivables and deposits                                     28          129
        Other assets                                                  5           (2)
        Accounts payable                                             45         (100)
        Tenant security deposit liabilities                         (29)           3
        Accrued property taxes                                       13          (12)
        Other liabilities                                           (52)         (54)

           Net cash provided by operating activities                 46          220

Cash flows from investing activities:
  Proceeds from sale of investment property                         352           --
  Net insurance proceeds received                                    61           --
  Property improvements and replacements                           (137)        (154)
  Net withdrawals from restricted escrows                             5           10

           Net cash provided by (used in) investing
              activities                                            281         (144)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (70)         (86)
  Distributions to partners                                        (495)        (400)

           Net cash used in financing activities                   (565)        (486)

Net decrease in cash and cash equivalents                          (238)        (410)

Cash and cash equivalents at beginning of period                    488          774
Cash and cash equivalents at end of period                       $  250       $  364

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  262       $  384
Supplemental disclosure of non-cash activity:
  Mortgage assumed by Purchaser of Cheyenne Woods
   Apartments                                                   $ 3,728       $ --

            See Accompanying Notes to Consolidated Financial Statements

e)
                       UNITED INVESTORS GROWTH PROPERTIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Growth Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's General Partner is United Investors Real Estate, Inc. (the "General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the General Partner all adjustments (consisting of normal recurring  accruals)  considered  necessary  for a fair  presentation  have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and required that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and its affiliates during the six month periods ended June 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $ 48      $ 72
 Reimbursement for services of affiliates (included in
   general and administrative expense, operating expense and
   investment properties)                                           33        31

During the six months ended June 30, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately
$48,000 and $72,000 for the six months ended June 30, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $33,000 and $31,000 for the six month periods ended June 30, 2001 and 2000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,937 limited partnership units in the Partnership representing 30.38% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Sale of Investment Property

On January 3, 2001, Cheyenne Woods, located in Las Vegas, Nevada, was sold to an unaffiliated third party for $4,200,000. After closing expenses and other payments of approximately $120,000 and the assumption of approximately
$3,728,000 in debt by the purchaser, the net proceeds received by the Partnership were approximately $352,000. For financial statement purposes, the sale resulted in a loss of approximately $56,000 which had been recorded as an impairment loss during the year ended December 31, 2000. As a result, the only financial statement impact recorded during the six months ended June 30, 2001 was the recognition of a loss on the early extinguishment of debt of approximately $57,000 due to the write off of unamortized loan costs. Revenues from Cheyenne Woods Apartments included in the accompanying consolidated statements of operations were approximately $517,000 for the six months ended June 30, 2000.

Note D - Casualty Gain

During the six months ended June 30, 2001, a net casualty gain of approximately $36,000 was recorded at Deerfield Apartments. The casualty gain related to fire damage to the apartment complex. The gain was a result of the receipt of insurance proceeds of approximately $61,000 and a receivable for additional proceeds of approximately $8,000 offset by approximately $33,000 of undepreciated fixed assets being written off.

Note E - Distributions

The Partnership paid distributions of approximately $197,000 (approximately $195,000 to the limited partners or $4.96 per limited partnership unit) from operations and approximately $298,000 (approximately $295,000 to the limited partners or $7.51 per limited partnership unit) from the sale proceeds of Cheyenne Woods Apartments during the six months ended June 30, 2001. During the six months ended June 30, 2000 the Partnership paid a distribution of approximately $400,000 (approximately $396,000 to the limited partners or $10.07 per limited partnership unit) from refinancing proceeds at Terrace Royale Apartments.

Note F - Legal Proceedings

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Terrace Royale Apartments                     92%        94%
         Bothell, Washington

      Deerfield Apartments                          92%        96%
         Memphis, Tennessee

The General Partner attributes the decrease in occupancy at Deerfield Apartments to tenants purchasing new homes in the area as a result of a decrease in interest rates. The average occupancy for Cheyenne Woods Apartments was 93% for the six months ended June 30, 2000. This property was sold on January 3, 2001.

Results of Operations

The Registrant's net loss for the three and six months ended June 30, 2001 was approximately $86,000 and $205,000 compared to net loss of approximately $52,000 and $97,000 for the three and six months ended June 30, 2000. The increase in net loss for the three and six month periods ended June 30, 2001, is due primarily to the loss on early extinguishment of debt of approximately $57,000, and a decrease in total revenues which were partially offset by a decrease in total expenses as a result of the sale of Cheyenne Woods Apartments. The increase in net loss was also partially offset by a casualty gain recognized during the three and six months ended June 30, 2001 as a result of a fire at Deerfield Apartments as discussed below.

On January 3, 2001, Cheyenne Woods, located in Las Vegas, Nevada, was sold to an unaffiliated third party for $4,200,000. After closing expenses and other payments of approximately $120,000 and the assumption of approximately
$3,728,000 in debt by the purchaser, the net proceeds received by the Partnership were approximately $352,000. For financial statement purposes, the sale resulted in a loss of approximately $56,000 which had been recorded as an impairment loss during the year ended December 31, 2000. As a result, the only financial statement impact recorded during the six months ended June 30, 2001 was the recognition of a loss on the early extinguishment of debt of approximately $57,000 due to the write off of unamortized loan costs. Revenues from Cheyenne Woods Apartments included in the accompanying consolidated statements of operations were approximately $517,000 for the six months ended June 30, 2000.

During the six months ended June 30, 2001, a net casualty gain of approximately $36,000 was recorded at Deerfield Apartments. The casualty gain related to fire damage to the apartment complex. The gain was a result of the receipt of insurance proceeds of approximately $61,000 and a receivable for additional proceeds of approximately $8,000 offset by approximately $33,000 of undepreciated fixed assets being written off.

Excluding the impact of the sale and operations of Cheyenne Woods Apartments and the casualty gain at Deerfield Apartments, the Partnership had a net loss of approximately $121,000 and $159,000 for the three and six months ended June 30, 2001 as compared to net loss of approximately $28,000 and $66,000 for the three and six months ended June 30, 2000, respectively. The increase in net loss for both periods is primarily attributable to an increase in total expenses and a decrease in total revenues. Total revenues decreased for the three and six months ended June 30, 2001 due to a decrease in rental income and other income. Rental income decreased due to a decrease in occupancy at both of the Partnership's properties and an increase in concessions at Terrace Royal Apartments. Other income decreased due to a decrease in utility and cable TV charges at Terrace Royal Apartments which was partially offset by an increase in lease cancellation fees at both investment properties. Other income also decreased due to a decrease in interest income as a result of lower average cash balances being maintained in interest bearing accounts.

Total expenses increased as a result of an increase in general and administrative and operating expenses for the three and six months ended June 30, 2001. General and administrative expense increased due to an increase in tax and license fees, and professional services. This increase was partially offset by a decrease in legal fees and management reimbursements to the General Partner allowed under the Partnership Agreement. Operating expense increased as a result of an increase in maintenance expense and property expense. Maintenance expense increased due to an increase in contract labor at Terrace Royale Apartments. Property expense increased due to an increase in utilities as a result of vacant apartments at both investment properties and the addition of maintenance personnel at Deerfield Apartments.

Also included in general and administrative expenses for the three and six months ended June 30, 2001 and 2000, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2001, the Registrant had cash and cash equivalents of approximately $250,000 as compared to approximately $364,000 at June 30, 2000. The decrease in cash and cash equivalents of approximately $238,000 from the Registrant's year ended December 31, 2000, is due to approximately $565,000 of cash used in financing activities which was partially offset by approximately $281,000 of cash provided by investing activities and approximately $46,000 of cash provided by operating activities. Cash provided by investing activities consisted of proceeds from the sale of Cheyenne Woods Apartments and net insurance proceeds received as a result of the casualty at Deerfield Apartments and, to a lesser extent, net withdrawals from escrow accounts maintained by the mortgage lender which were partially offset by property improvements and replacements. Cash used in financing activities consisted of distributions to the partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Terrace Royale Apartments

During the six months ended June 30, 2001, the Partnership completed approximately $24,000 of capital improvements at Terrace Royale Apartments consisting primarily of floor covering and appliance replacements, structural improvements and other building improvements. These improvements were funded from cash flow from Partnership reserves and operating cash flow. The
Partnership has budgeted, but is not limited to, capital improvements of approximately $22,000, consisting primarily of floor covering replacements and appliance improvements and other building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Cheyenne Woods Apartments

During the six months ended June 30, 2001, the Partnership completed approximately $2,000 of capital improvements at Cheyenne Woods Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from cash flow from operations. This property was sold on January 3, 2001.

Deerfield Apartments

During the six months ended June 30, 2001, the Partnership completed approximately $111,000 of capital improvements at Deerfield Apartments consisting primarily of floor covering and appliance replacements and structural improvements due to casualty at the property as discussed above. These improvements were funded from the Partnership's operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $266,000, consisting primarily of roof replacements, water heater replacements, and appliances and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $6,753,000 has maturity dates ranging from December 2004 to February 2019 with a balloon payment due at maturity for the mortgage encumbering Deerfield Apartments. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership paid distributions of approximately $197,000 (approximately $195,000 to the limited partners or $4.96 per limited partnership unit) from operations and approximately $298,000 (approximately $295,000 to the limited partners or $7.51 per limited partnership unit) from the sale proceeds of Cheyenne Woods Apartments during the six months ended June 30, 2001. During the six months ended June 30, 2000 the Partnership paid a distribution of approximately $400,000 (approximately $396,000 to the limited partners or $10.07 per limited partnership unit) from refinancing proceeds at Terrace Royale Apartments. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on a monthly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,937 limited partnership units in the Partnership representing 30.38% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2001.

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

                                    Date: August 9, 2001