Form 10QSB
period 2001-09-30
UNITED INVESTORS GROWTH PROPERTIES
filed 2001-11-02
CIK 831663

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

                 For the quarterly period ended September 30, 2001


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                               September 30, 2001



Assets
   Cash and cash equivalents                                                 $  128
   Receivables and deposits                                                      61
   Restricted escrows                                                            79
   Other assets                                                                 166
   Investment properties:
       Land                                                   $  893
       Buildings and related personal property                 8,848
                                                               9,741
       Less accumulated depreciation                          (3,894)         5,847
                                                                            $ 6,281
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $    25
   Tenant security deposit liabilities                                           44
   Accrued property taxes                                                        37
   Other liabilities                                                            109
   Mortgage notes payable                                                     6,718

Partners' Deficit
   General partner                                            $ (12)
   Limited partners (39,287 units
      issued and outstanding)                                   (640)          (652)
                                                                            $ 6,281

            See Accompanying Notes to Consolidated Financial Statements

b)

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)


                                              Three Months Ended        Nine Months Ended
                                                September 30,             September 30,
                                              2001         2000         2001         2000

Revenues:
  Rental income                              $  429      $  673         $1,229      $1,984
  Other income                                   26          57             82         156
  Casualty gain                                  --          --             36          --
     Total revenues                             455         730          1,347       2,140

Expenses:
  Operating                                     162         327            548         895
  General and administrative                     32          35            128         118
  Depreciation                                  101         169            310         507
  Interest                                      123         204            376         601
  Property taxes                                 43          73            139         194
     Total expenses                             461         808          1,501       2,315

Loss before extraordinary item                   (6)        (78)          (154)       (175)

Loss on early extinguishment of debt             --          --            (57)         --

Net loss                                     $   (6)     $  (78)        $ (211)     $ (175)

Net loss allocated to general
   partner (1%)                              $   --      $   (1)        $   (2)     $   (2)
Net loss allocated to limited
   partners (99%)                                (6)        (77)          (209)       (173)
                                             $   (6)     $  (78)        $ (211)     $ (175)
Per limited partnership unit:
Net loss before extraordinary item           $ (.15)     $(1.96)        $(3.88)     $(4.40)
Loss on early extinguishment of debt             --          --          (1.44)         --

                                             $ (.15)     $(1.96)        $(5.32)     $(4.40)
Distributions per limited
     partnership unit                        $ 1.89      $   --         $14.36      $10.08


            See Accompanying Notes to Consolidated Financial Statements

c)

                       UNITED INVESTORS GROWTH PROPERTIES

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)






                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        39,297      $  --       $ 9,824      $ 9,824

Partners' (deficit) capital at
   December 31, 2000                  39,287      $  (4)      $   133      $  129

Distribution to partners                  --         (6)        (564)        (570)

Net loss for the nine months
   ended September 30, 2001              --          (2)        (209)        (211)

Partners' deficit at
   September 30, 2001                 39,287     $  (12)      $ (640)      $ (652)



            See Accompanying Notes to Consolidated Financial Statements

d)
                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net loss                                                       $ (211)     $  (175)
  Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Extraordinary loss on early extinguishment of debt             57           --
      Casualty gain                                                 (36)          --
      Depreciation                                                  310          507
      Amortization of loan costs                                     17           23
      Change in accounts:
        Receivables and deposits                                     22          133
        Other assets                                                  6          (17)
        Accounts payable                                            (14)         (21)
        Tenant security deposit liabilities                         (33)           4
        Accrued property taxes                                       (5)         (11)
        Other liabilities                                           (41)         (34)

           Net cash provided by operating activities                 72          409

Cash flows from investing activities:
  Proceeds from sale of investment property                         352           --
  Net insurance proceeds received                                    69           --
  Property improvements and replacements                           (173)        (249)
  Net (deposits to) withdrawals from restricted escrows              (5)          50

           Net cash provided by (used in) investing
              activities                                            243         (199)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (105)        (129)
  Distributions to partners                                        (570)        (400)

           Net cash used in financing activities                    (675)       (529)

Net decrease in cash and cash equivalents                          (360)        (319)

Cash and cash equivalents at beginning of period                    488          774
Cash and cash equivalents at end of period                       $  128       $  455

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  379       $  575

Supplemental disclosure of non-cash activity:
  Mortgage assumed by Purchaser of Cheyenne Woods               $ 3,728       $  --



            See Accompanying Notes to Consolidated Financial Statements

e)
                       UNITED INVESTORS GROWTH PROPERTIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Growth Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is United Investors Real Estate, Inc. (the "General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the General Partner all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and its affiliates during the nine month periods ended September 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $ 71      $108
 Reimbursement for services of affiliates (included in
   general and administrative expense, and investment
   properties)                                                      48        43

During the nine months ended September 30, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $71,000 and $108,000 for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $48,000 and $43,000 for the nine month periods ended September 30, 2001 and 2000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,937 limited partnership units in the Partnership representing 30.38% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Sale of Investment Property

On January 3, 2001, Cheyenne Woods, located in Las Vegas, Nevada, was sold to an unaffiliated third party for $4,200,000. After closing expenses and other payments of approximately $120,000 and the assumption of approximately
$3,728,000 in debt by the purchaser, the net proceeds received by the Partnership were approximately $352,000. For financial statement purposes, the sale resulted in a loss of approximately $56,000 which had been recorded as an impairment loss during the year ended December 31, 2000. As a result, the only financial statement impact recorded during the nine months ended September 30, 2001 was the recognition of a loss on the early extinguishment of debt of approximately $57,000 due to the write off of unamortized loan costs. Revenues from Cheyenne Woods Apartments included in the accompanying consolidated statements of operations were approximately $782,000 for the nine months ended September 30, 2000.

Note D - Casualty Gain

During the nine months ended September 30, 2001, a net casualty gain of approximately $36,000 was recorded at Deerfield Apartments. The casualty gain related to fire damage to the apartment complex. The gain was a result of the receipt of insurance proceeds of approximately $69,000 offset by approximately $33,000 of undepreciated fixed assets being written off.

Note E - Distributions

The Partnership paid distributions of approximately $272,000 (approximately $269,000 to the limited partners or $6.85 per limited partnership unit) from operations and approximately $298,000 (approximately $295,000 to the limited partners or $7.51 per limited partnership unit) from the sale proceeds of Cheyenne Woods Apartments during the nine months ended September 30, 2001. During the nine months ended September 30, 2000 the Partnership paid a distribution of approximately $400,000 (approximately $396,000 to the limited partners or $10.08 per limited partnership unit) from refinancing proceeds at Terrace Royale Apartments.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Terrace Royale Apartments                     94%        95%
         Bothell, Washington

      Deerfield Apartments                          92%        96%
         Memphis, Tennessee

The General Partner attributes the decrease in occupancy at Deerfield Apartments to tenants purchasing new homes in the area as a result of a decrease in interest rates and increased competition from competitors in the Memphis area. The average occupancy for Cheyenne Woods Apartments was 93% for the nine months ended September 30, 2000. This property was sold on January 3, 2001.

Results of Operations

The Registrant's net loss for the three and nine months ended September 30, 2001 was approximately $6,000 and $211,000 compared to net loss of approximately $78,000 and $175,000 for the three and nine months ended September 30, 2000. The increase in net loss for the nine months ended September 30, 2001, is due primarily to the loss on early extinguishment of debt of approximately $57,000, and a decrease in total revenues which were partially offset by a decrease in total expenses as a result of the sale of Cheyenne Woods Apartments. The increase in net loss was also partially offset by a casualty gain recognized during the nine months ended September 30, 2001 as a result of a fire at Deerfield Apartments as discussed below.

On January 3, 2001, Cheyenne Woods, located in Las Vegas, Nevada, was sold to an unaffiliated third party for $4,200,000. After closing expenses and other payments of approximately $120,000 and the assumption of approximately
$3,728,000 in debt by the purchaser, the net proceeds received by the Partnership were approximately $352,000. For the financial statement purposes, the sale resulted in a loss of approximately $56,000 which had been recorded as an impairment loss during the year ended December 31, 2000. As a result, the only financial statement impact recorded during the nine months ended September 30, 2001 was the recognition of a loss on the early extinguishment of debt of approximately $57,000 due to the write off of unamortized loan costs. Revenues from Cheyenne Woods Apartments included in the accompanying consolidated statements of operations were approximately $782,000 for the nine months ended September 30, 2000.

During the nine months ended September 30, 2001, a net casualty gain of approximately $36,000 was recorded at Deerfield Apartments. The casualty gain related to fire damage to the apartment complex. The gain was a result of the receipt of insurance proceeds of approximately $69,000 offset by approximately $33,000 of undepreciated fixed assets being written off.

Excluding the impact of the sale and operations of Cheyenne Woods Apartments and the casualty gain at Deerfield Apartments, the Partnership had a net loss of approximately $6,000 and $165,000 for the three and nine months ended September 30, 2001 as compared to a net loss of approximately $36,000 and $102,000 for the three and nine months ended September 30, 2000. The increase in net loss for the nine months ended September 30, 2001 is due to a decrease in total revenues and an increase in total expenses. The decrease in net loss for the three months ended September 30, 2001 is due to a decrease in total expenses. Total revenues decreased for the nine months ended September 30, 2001 due to a decrease in rental income and other income. Rental income decreased due to a decrease in occupancy and an increase in bad debt expense at Deerfield Apartments and an increase in concessions at Terrace Royale Apartments. Other income decreased due to a decrease in cleaning and damage fees and utility fees at Terrace Royale Apartments which was partially offset by an increase in late charges. Other income also decreased due to a decrease in interest income as a result of lower average cash balances being maintained in interest bearing accounts.

Total expenses increased for the nine months ended September 30, 2001 due to an increase in operating and general and administrative expenses. Operating expenses increased due to an increase in insurance expense, property expenses, and maintenance expense. Insurance increased as a result of an increase in insurance premiums charged by insurance carriers. Property expense increased due to an increase in utilities as a result of vacant apartments and the addition of maintenance personnel at Deerfield Apartments. Maintenance expense increased due to an increase in contract labor at Terrace Royale Apartments. General and administrative expenses increased due to an increase in taxes and licenses fees which was partially offset by a decrease in professional services and management reimbursements allowed under the Partnership Agreement. Total expenses for the three months ended September 30, 2001 decreased due to a decrease in operating and property tax expenses. Operating expenses decreased due to a decrease in advertising and rental expenses at both properties and a decrease in property expenses at Terrace Royale Apartments. Property tax expense decreased due to the timing of the receipt of tax bills.

Included in general and administrative expenses for the three and nine months ended September 30, 2001 and 2000, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2001, the Registrant had cash and cash equivalents of approximately $128,000 as compared to approximately $455,000 at September 30, 2000. The decrease in cash and cash equivalents of approximately $360,000 from the Registrant's year ended December 31, 2000, is due to approximately $675,000 of cash used in financing activities which was partially offset by approximately $243,000 of cash provided by investing activities and approximately $72,000 of cash provided by operating activities. Cash provided by investing activities consisted of proceeds from the sale of Cheyenne Woods Apartments and net insurance proceeds received as a result of the casualty at Deerfield Apartments which were partially offset by property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Terrace Royale Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $50,000 of capital improvements at Terrace Royale Apartments consisting primarily of major landscaping, floor covering and appliance replacements, structural improvements and other building improvements. These improvements were funded from cash flow from operations. The Partnership has budgeted, but is not limited to, capital improvements of approximately $22,000, consisting primarily of floor covering and appliance replacements and other building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Cheyenne Woods Apartments

Prior to the sale of Cheyenne Woods on January 3, 2001, the Partnership completed approximately $2,000 of capital improvements at Cheyenne Woods Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from cash flow from operations.

Deerfield Apartments

During the nine months ended  September  30,  2001,  the  Partnership  completed approximately $121,000 of capital improvements at Deerfield Apartments consisting primarily of building improvements, floor covering and appliance replacements and structural improvements due to a casualty at the property as discussed above. These improvements were funded from the Partnership's operating cash flow, Partnership reserves, and insurance proceeds. The Partnership has budgeted, but is not limited to, capital improvements of approximately $313,000, consisting primarily of building improvements, roof replacements, water heater replacements, and appliances and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $6,718,000 has maturity dates ranging from December 2004 to February 2019 with a balloon payment due at maturity for the mortgage encumbering Deerfield Apartments. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership paid distributions of approximately $272,000 (approximately $269,000 to the limited partners or $6.85 per limited partnership unit) from operations and approximately $298,000 (approximately $295,000 to the limited partners or $7.51 per limited partnership unit) from the sale proceeds of Cheyenne Woods Apartments during the nine months ended September 30, 2001. During the nine months ended September 30, 2000 the Partnership paid a distribution of approximately $400,000 (approximately $396,000 to the limited partners or $10.08 per limited partnership unit) from refinancing proceeds at Terrace Royale Apartments. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on a monthly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 11,937 limited partnership units in the Partnership representing 30.38% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2001.

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