Form 10KSB
period 2001-12-31
UNITED INVESTORS GROWTH PROPERTIES
filed 2002-03-29
CIK 831663

FORM 10-KSB--Annual or Transitional Report Under
                               Section 13 or 15(d)
                                   Form 10-KSB

[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 [No Fee Required]

                    For the fiscal year ended December 31, 2001

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 [No Fee Required]

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

State issuer's revenues for its most recent fiscal year.  $1,764,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

United Investors Growth Properties (the "Registrant" or "Partnership"), a Missouri Limited Partnership, was organized as a limited partnership under the laws of the State of Missouri on July 1, 1988. The Partnership is governed by an Agreement of Limited Partnership dated October 24, 1988. United Investors Real Estate, Inc., a Delaware corporation, is the sole general partner (the "General Partner" or "UIRE") of the Partnership. UIRE was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus the General Partner is now a wholly-owned subsidiary of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2018 unless terminated prior to such date.

The Partnership's primary business is to operate and hold existing real estate properties for investment. The Partnership acquired three multifamily residential properties and a retail center which included medical office space. In addition, the Partnership owned a 60% interest in a joint venture which owned a multifamily residential property. During the third quarter of 1995, the joint venture property was sold. During the fourth quarter of 1998, the commercial property was foreclosed on by the lender holding the mortgage encumbering the property. On January 3, 2001, the Partnership sold one of its remaining residential properties, Cheyenne Woods Apartments. The two remaining properties at December 31, 2001, are further described in "Item 2. Description of Properties" below.

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

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner has been providing such property management services for the years ended December 31, 2001 and 2000.

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


                               Gross
                              Carrying   Accumulated    Useful               Federal
Property                       Value     Depreciation    Life    Method     Tax Basis
                                  (in thousands)                          (in thousands)

Terrace Royale Apartments     $ 4,716      $ 1,963     5-40 yrs    S/L       $ 2,764
Deerfield Apartments            5,063        2,033     5-40 yrs    S/L         2,877

           Totals             $ 9,779      $ 3,996                           $ 5,641

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                                Principal                                       Principal
                               Balance At     Stated                             Balance
                              December 31,   Interest    Period    Maturity       Due At
Property                          2001         Rate     Amortized    Date      Maturity (1)
                             (in thousands)                                   (in thousands)

Terrace Royale Apartments        $ 3,234       6.51%     20 yrs      02/19         $ --
Deerfield Apartments               3,447       7.34%     30 yrs      12/04         3,303

           Total                 $ 6,681                                         $ 3,303

(1) See "Item 7. Financial Statements - Note D" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2001 and 2000 for each property:

                                      Average Annual               Average
                                       Rental Rate                Occupancy
                                        (per unit)
 Property                           2001           2000       2001         2000

 Terrace Royale Apartments        $11,168         $10,805      94%         95%
 Deerfield Apartments               7,202           7,037      92%         95%

The General Partner attributes the decrease in occupancy at Deerfield Apartments to tenants purchasing new homes as a result of a decrease in interest rates and increased competition in the Memphis area.

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

Real Estate Taxes and Rates:

Real estate taxes and rates in 2001 for each property were:

                                    2001              2001
                                   Billing            Rate
                               (in thousands)

Terrace Royale Apartments           $ 73             1.39%
Deerfield Apartments                 122             6.74%

Capital Expenditures:

Terrace Royale Apartments

During the year ended December 31, 2001, the Partnership completed approximately $75,000 of capital improvements at Terrace Royale Apartments consisting
primarily  of  floor  covering  replacements,   major  landscaping,   structural
improvements and other building improvements. These improvements were funded from cash flow from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $24,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Cheyenne Woods Apartments

Prior to the sale of Cheyenne Woods on January 3, 2001, the Partnership completed approximately $2,000 of capital improvements at Cheyenne Woods Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from cash flow from operations.

Deerfield Apartments

During the year ended December 31, 2001, the Partnership completed approximately $134,000 of capital improvements at Deerfield Apartments consisting primarily of floor covering and appliance replacements, building improvements, and structural improvements due to a minor fire at the property. These improvements were funded from the Partnership's operating cash flow, Partnership reserves and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $40,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly held limited partnership, offered and sold 39,297 limited partnership units aggregating $9,824,000. The Partnership currently has 878 holders on record owning an aggregate of 39,287 Units. Affiliates of the General Partner owned 12,087 units or 30.77% at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 2001:

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
       01/01/00 - 12/31/00              $400,000 (1)          $10.08
       01/01/01 - 12/31/01              $570,000 (2)          $14.36

(1) Distribution was made from refinance proceeds (see "Item 6" for further details).

(2) Distribution was made from operations and sale proceeds (see "Item 6" for further details).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in the year 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 12,087 limited partnership units in the Partnership representing 30.77% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Results of Operations

The Registrant's net loss for the year ended December 31, 2001 was approximately $292,000 compared to net loss of approximately $298,000 for the year ended December 31, 2000. The decrease in net loss for the year ended December 31, 2001, is due primarily to a decrease in total expenses and a decrease in total revenues partially offset by the extraordinary loss on the early extinguishment of debt. The decrease in net loss was also partially due to a casualty gain recognized during the year ended December 31, 2001 as a result of a fire at Deerfield Apartments as discussed below.

On January 3, 2001, Cheyenne Woods Apartments, located in Las Vegas, Nevada, was sold to an unaffiliated third party for $4,200,000. After closing expenses and other payments of approximately $120,000 and the assumption of approximately $3,728,000 in debt by the purchaser, the net proceeds received by the Partnership were approximately $352,000. For financial statement purposes, the sale resulted in a loss of approximately $56,000, which was recorded as an impairment loss during the year ended December 31, 2000. As a result, the only financial statement impact recorded during the year ended December 31, 2001 was the recognition of an extraordinary loss on the early extinguishment of debt of approximately $57,000 due to the write off of unamortized loan costs. Revenues from Cheyenne Woods Apartments included in the accompanying consolidated statements of operations were approximately $1,056,000 for the year ended December 31, 2000.

During the year ended December 31, 2001, a net casualty gain of approximately $36,000 was recorded at Deerfield Apartments. The casualty gain related to fire damage to the apartment complex. The gain was a result of the receipt of insurance proceeds of approximately $69,000 offset by approximately $33,000 of undepreciated fixed assets being written off.

Excluding the impact of the sale and operations of Cheyenne Woods Apartments and the casualty gain at Deerfield Apartments, the Partnership had a net loss of approximately $246,000 for the year ended December 31, 2001 as compared to a net loss of approximately $149,000 for the year ended December 31, 2000. The increase in net loss for the year ended December 31, 2001 is due to a decrease in total revenues and an increase in total expenses. Total revenues decreased for the year ended December 31, 2001 due to a decrease in rental income and other income. Rental income decreased due to a decrease in occupancy and an increase in bad debt at Deerfield Apartments. Other income decreased due to a decrease in interest income as a result of lower average cash balances maintained in interest bearing accounts.

Total expenses increased for the year ended December 31, 2001 due to an increase in operating, depreciation and property tax expenses. Operating expense increased primarily due to an increase in administrative, insurance and maintenance expenses which were partially offset by a decrease in advertising and rental expenses at Deerfield Apartments. Administrative expense increased as a result of traveling expenses incurred by the personnel at Deerfield Apartments. Insurance increased as a result of an increase in premiums charged by insurance carriers. Maintenance expense increased as a result of an increase in contract labor and an increase in maintenance supplies and materials used at Terrace Royale Apartments. Depreciation expense increased as a result of property improvements and replacements placed into service at the Partnership's remaining properties during 2001. Property tax expense increased as a result of the increase in assessed value at Deerfield Apartments by the City of Memphis.

General and administrative expenses remained stable for the comparable periods. Included in general and administrative expense at both December 31, 2001 and 2000, are management reimbursements to the General Partner allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At December 31, 2001, the Registrant had cash and cash equivalents of approximately $186,000 as compared to approximately $488,000 at December 31, 2000. The decrease in cash and cash equivalents of approximately $302,000 from the Registrant's year ended December 31, 2000, is due to approximately $702,000 of cash used in financing activities, which was partially offset by approximately $195,000 of cash provided by investing activities and approximately $205,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. Cash provided by investing activities consisted of proceeds from the sale of Cheyenne Woods Apartments and net insurance proceeds received as a result of the casualty at Deerfield Apartments which were partially offset by property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $64,800 for the Partnership's two remaining properties. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $6,681,000 has maturity dates ranging from December 2004 to February 2019 with a balloon payment due at maturity for the mortgage encumbering Deerfield Apartments. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2018. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership. If the Partnership is unable to extend its term, the ultimate sale price of the investment properties may be adversely affected.

The Partnership paid distributions of approximately $272,000 (approximately $269,000 to the limited partners or $6.85 per limited partnership unit) from operations and approximately $298,000 (approximately $295,000 to the limited partners or $7.51 per limited partnership unit) from the sale proceeds of Cheyenne Woods Apartments during the year ended December 31, 2001. During the year ended December 31, 2000 the Partnership paid a distribution of approximately $400,000 (approximately $396,000 to the limited partners or $10.08 per limited partnership unit) from the refinancing proceeds of Terrace Royale Apartments. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Registrant's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 12,087 limited partnership units in the Partnership representing 30.77% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements

UNITED INVESTORS GROWTH PROPERTIES

LIST OF FINANCIAL STATEMENTS


      Independent Auditors' Report

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

                          Independent Auditors' Report



The Partners
United Investors Growth Properties


We have audited the accompanying consolidated balance sheet of United Investors Growth Properties (the "Partnership") as of December 31, 2001, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the years in the two year period then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001, and the results of its operations and its cash flows for each of the years in the two year period then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                                     /s/KPMG LLP


Greenville, South Carolina
February 8, 2002

                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2001



Assets
   Cash and cash equivalents                                                  $ 186
   Receivables and deposits                                                      78
   Restricted escrows                                                            89
   Other assets                                                                 153
   Investment properties (Notes B, D and G):
      Land                                                     $  893
      Buildings and related personal property                   8,886
                                                                9,779
      Less accumulated depreciation                            (3,996)        5,783
                                                                            $ 6,289
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $  34
   Tenant security deposit liabilities                                           47
   Accrued property taxes                                                        68
   Other liabilities                                                            192
   Mortgage notes payable (Note D)                                            6,681

Partners' Deficit
   General partner                                             $ (13)
   Limited partners (39,287 units issued and
      outstanding)                                               (720)         (733)
                                                                            $ 6,289

            See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)



                                                           Years Ended December 31,
                                                              2001         2000
Revenues:
   Rental income                                             $ 1,620      $ 2,653
   Other income                                                  108          191
   Casualty gain (Note C)                                         36           --
      Total revenues                                           1,764        2,844

Expenses:
   Operating                                                     727        1,191
   General and administrative                                    155          156
   Depreciation                                                  412          672
   Interest                                                      498          796
   Property taxes                                                207          271
   Impairment loss on property held for
     sale (Note B)                                                --           56
      Total expenses                                           1,999        3,142

Loss before extraordinary item                                  (235)        (298)
Extraordinary loss on early extinguishment
  of debt (Note B)                                               (57)          --

Net loss                                                     $ (292)      $ (298)

Net loss allocated to general partner (1%)                    $ (3)        $ (3)
Net loss allocated to limited partners (99%)                    (289)        (295)

                                                             $ (292)      $ (298)
Per limited partnership unit:
      Loss before extraordinary item                         $ (5.92)     $ (7.51)
      Loss on early extinguishment of debt                     (1.44)          --
      Net loss                                               $ (7.36)     $ (7.51)

Net loss

Distributions per limited partnership unit                   $ 14.36      $ 10.08

            See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            39,297        $ --      $ 9,824    $ 9,824

Partners' capital
   at December 31, 1999                   39,287        $ 3        $ 824      $ 827

Distribution to partners                      --           (4)       (396)      (400)

Net loss for the year ended
   December 31, 2000                          --           (3)       (295)      (298)

Partners' (deficit) capital at
   December 31, 2000                      39,287           (4)        133        129

Distributions to partners                     --           (6)       (564)      (570)

Net loss for the year
   ended December 31, 2001                    --           (3)       (289)      (292)

Partners' deficit
   at December 31, 2001                   39,287       $ (13)     $ (720)     $ (733)


            See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                              Years Ended December 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net loss                                                       $ (292)     $ (298)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation                                                     412          672
   Extraordinary loss on early extinguishment of debt                57           --
   Casualty gain                                                    (36)          --
   Impairment loss on property held for sale                         --           56
   Amortization of loan costs                                        22           31
   Change in accounts:
      Receivables and deposits                                        5          122
      Other assets                                                   14           (4)
      Accounts payable                                               (5)        (122)
      Tenant security deposit liabilities                           (30)           1
      Accrued property taxes                                         26           (5)
      Other liabilities                                              32          (20)

         Net cash provided by operating activities                  205          433

Cash flows from investing activities:
  Proceeds from sale of investment properties                       352           --
  Net insurance proceeds received                                    69           --
  Property improvements and replacements                           (211)        (255)
  Net (deposits to) withdrawals from restricted escrows             (15)         110

         Net cash provided by (used in) investing
           activities                                               195         (145)

Cash flows from financing activities:
  Payments on mortgage note payable                                (142)        (174)
  Proceeds from general partner loan                                 28           --
  Payment on general partner loan                                   (18)          --
  Distributions to partners                                        (570)        (400)

         Net cash used in financing activities                     (702)        (574)

Net decrease in cash and cash equivalents                          (302)        (286)
Cash and cash equivalents at beginning of year                      488          774
Cash and cash equivalents at end of year                         $ 186        $ 488

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 495        $ 766
Supplemental disclosure of non-cash activity:
  Mortgage assumed by purchaser of Cheyenne Woods               $ 3,728       $ --


            See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization: United Investors Growth Properties (the "Partnership" or "Registrant"), a Missouri Limited Partnership, was organized in July 1988, and the initial group of limited partners was admitted on October 24, 1988. Additional partners were admitted through June 1990.

The Partnership was formed to operate and hold certain types of income-producing real estate. United Investors Real Estate, Inc. (the "General Partner") is the general partner. Effective December 31, 1992, 100% of the General Partner's common stock was purchased by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus the General Partner is now a wholly-owned subsidiary of AIMCO.

Principles of Consolidation: The consolidated financial statements include all the accounts of the Partnership and its two 100% owned limited liability companies, Terrace Royale, L.L.C. and Deerfield Apartments, L.L.C. Although legal ownership of the respective asset remains with these entities, the Partnership retains all economic benefits from the properties. As a result, the Partnership consolidates its interest in these two entities, whereby all accounts are included in the consolidated financial statements of the Partnership with all inter-entity accounts being eliminated.

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $77,000 at December 31, 2001 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Restricted Escrows: Replacement reserve accounts were established in 1997 with the refinancing proceeds for Deerfield Apartments. Deerfield Apartments makes a monthly deposit to establish and maintain a Replacement Reserve designated to cover necessary repairs and replacements of existing improvements at the property. A repair escrow was established in 1999 with the refinancing proceeds from Terrace Royale Apartments. The reserve account balance at December 31, 2001, was approximately $89,000 which includes interest.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Investment Properties: Investment properties consist of two apartment properties and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraisal value. During the fourth quarter of 2000, the Partnership determined that Cheyenne Woods Apartments located in North Las Vegas, Nevada, with a carrying value of $4,136,000 was impaired and accordingly recorded an impairment loss of $56,000 for the year ended December 31, 2000 related to Cheyenne Woods Apartments. The fair value was based upon the sales price received for the property upon its January 3, 2001 sale date. No adjustments for impairment of value were recorded in the year ended December 31, 2001. See "Recent Accounting Pronouncements" below.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

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

Loan costs: Loan costs of approximately $226,000, less accumulated amortization of approximately $85,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $45,000 and $96,000 for the years ended December 31, 2001 and 2000, respectively, were charged to operating expense as incurred.

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Sale of Investment Property

On January 3, 2001, Cheyenne Woods Apartments, located in Las Vegas, Nevada, was sold to an unaffiliated third party for $4,200,000. After closing expenses and other payments of approximately $120,000 and the assumption of approximately $3,728,000 in debt by the purchaser, the net proceeds received by the Partnership were approximately $352,000. For financial statement purposes, the sale resulted in a loss of approximately $56,000, which was recorded as an impairment loss during the year ended December 31, 2000. As a result, the only financial statement impact recorded during the year ended December 31, 2001 was the recognition of an extraordinary loss on the early extinguishment of debt of approximately $57,000 due to the write off of unamortized loan costs. Revenues from Cheyenne Woods Apartments included in the accompanying consolidated statements of operations were approximately $1,056,000 for the year ended December 31, 2000.

Note C - Casualty Gain

During the year ended December 31, 2001, a net casualty gain of approximately $36,000 was recorded at Deerfield Apartments. The casualty gain related to fire damage to the apartment complex. The gain was a result of the receipt of insurance proceeds of approximately $69,000 offset by approximately $33,000 of undepreciated fixed assets being written off.

Note D - Mortgage Notes Payable


                               Principal     Monthly                          Principal
                               Balance At    Payment     Stated                Balance
                              December 31,  Including   Interest  Maturity      Due At
                                  2001       Interest     Rate      Date       Maturity
Property                          (in thousands)                           (in thousands)

Terrace Royale Apartments       $ 3,234        $ 26      6.51%      02/19        $ --
Deerfield Apartments              3,447           25     7.34%      12/04        3,303

           Total                $ 6,681        $ 51                            $ 3,303

The mortgage notes payable are nonrecourse and are secured by pledge of the respective properties and by pledge of revenues from operation of the respective properties. The mortgage notes collateralized by the Terrace Royale Apartments and Deerfield Apartments each contain clauses providing for prepayment penalties if the loans are repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2001 are as follows (in thousands):

                               2002              $ 152
                               2003                 162
                               2004               3,472
                               2005                 129
                               2006                 137
                            Thereafter            2,629
                                                $ 6,681

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                              2001       2000
                                                              (in thousands)
   Property management fees (included in
     operating expenses)                                      $ 95       $144
   Reimbursement for services of affiliates (included in
     operating, and general and administrative expenses)        67         56

During the years ended December 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $95,000 and $144,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $67,000 and $56,000 for the years ended December 31, 2001 and 2000. Included in these amounts are construction oversight fees paid to an affiliate of the General Partner of approximately $17,000 for the year ended December 31, 2001. This fee related to construction management services provided by AIMCO and its affiliates. The fee was calculated based on a percentage of current and certain prior year additions to investment properties and is being depreciated over 15 years.

During the year ended December 31, 2001, an affiliate of the General Partner advanced the Partnership approximately $28,000 to cover property improvements and replacements at Deerfield Apartments. Of this amount, approximately $18,000 was repaid prior to December 31, 2001. This loan was made in accordance with the terms of the Partnership Agreement. At December 31, 2001, the balance of the advance, including accrued interest, was approximately $10,000 and is included in other liabilities on the consolidated balance sheet. Interest is charged at the prime rate plus 2%. There were no such advances during the year ended December 31, 2000.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $16,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 12,087 limited partnership units in the Partnership representing 30.77% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note F - Income Tax

The following is a reconciliation between net loss as reported in the consolidated financial statements and Federal taxable loss allocated to the partners in the Partnership's tax return for the years ended December 31, 2001 and 2000 (in thousands, except per unit data):

                                                     2001         2000

Net loss as reported                             $  (292)        $ (298)
Add (deduct):
   Deferred revenue and other liabilities              3             (1)
   Depreciation differences                          144            (52)
   Nondeductible reserves and allowances              28              3
   Other                                             (57)            59

Federal taxable loss                             $  (174)       $ (289)

Federal taxable loss per limited
   partnership unit                              $ (4.38)       $ (7.28)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities at December 31, 2001 (in thousands):

Net liabilities as reported              $  (733)
Differences in basis of assets
  and liabilities:
     Accumulated depreciation                (46)
     Other assets and liabilities            100
     Syndication costs                     1,362
     Cost of property                        (96)
Net assets - tax basis                   $   587

Note G - Real Estate and Accumulated Depreciation


                                                     Initial Cost
                                                    To Partnership
                                                    (in thousands)
                                                             Buildings        Net Cost
                                                            and Related     Capitalized
                                                             Personal      Subsequent to
Description                    Encumbrances      Land        Property       Acquisition
                              (in thousands)                               (in thousands)
Terrace Royale Apartments        $ 3,234         $ 653        $ 3,496          $ 567
Deerfield Apartments               3,447            240         3,891             932

           Totals                $ 6,681         $ 893        $ 7,387         $ 1,499




                   Gross Amount At Which
                          Carried
                    At December 31, 2001
                       (in thousands)

                          Buildings
                         And Related
                          Personal            Accumulated     Date of      Date   Depreciable
Description       Land    Property    Total   Depreciation  Construction Acquired Life-Years
                                             (in thousands)
Terrace Royale
 Apartments      $ 653     $ 4,063   $ 4,716    $ 1,963      1987-1988   11/01/88    5-40
Deerfield
 Apartments         240      4,823     5,063      2,033         1986     10/24/90    5-40
    Totals       $ 893     $ 8,886   $ 9,779    $ 3,996


Reconciliation of "Real Estate and Accumulated Depreciation":

                                              Years Ended December 31,
                                                2001            2000
                                                   (in thousands)
   Investment Properties
   Balance at beginning of year                $16,073        $15,874
     Property improvements                         211            255
     Impairment loss on property held
      for sale                                      --            (56)
     Casualty event write off                      (55)            --
     Sale of property                           (6,450)            --
   Balance at end of year                      $ 9,779        $16,073

   Accumulated Depreciation
   Balance at beginning of year                $ 5,976        $ 5,304
     Additions charged to expense                  412            672
     Casualty event write off                      (22)            --
     Sale of property                           (2,370)            --
   Balance at end of year                      $ 3,996        $ 5,976

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is approximately $9,683,000 and $16,067,000, respectively. The accumulated depreciation taken for Federal income tax purposes is approximately $4,042,000 and $6,166,000 at December 31, 2001 and 2000,
respectively.

Note H - Distributions

The Partnership paid distributions of approximately $272,000 (approximately $269,000 to the limited partners or $6.85 per limited partnership unit) from operations and approximately $298,000 (approximately $295,000 to the limited partners or $7.51 per limited partnership unit) from the sale proceeds of Cheyenne Woods Apartments during the year ended December 31, 2001. During the year ended December 31, 2000 the Partnership paid a distribution of approximately $400,000 (approximately $396,000 to the limited partners or $10.08 per limited partnership unit) from the refinancing proceeds of Terrace Royale Apartments.

Note I - Legal Proceedings

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

      Name                 Age    Position

      Patrick J. Foye       44    Executive Vice President and Director

      Martha L. Long        42    Senior Vice President and Controller

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

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The General Partner has reappointed KPMG LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $43,000 and non-audit services (tax-related) of approximately $22,000.

Item 10.    Executive Compensation

Neither the director nor the officers received any remuneration from the Partnership during the year ended December 31, 2001.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as provided below as of December 31, 2001, no affiliate of the General Partner or no person was known by the Partnership to be the beneficial owner of more than 5 percent (5%) of the Units of the Partnership:

               Entity                   Number of Units      Percentage of Total

AIMCO Properties, LP                         8,151                  20.75%
  (an affiliate of AIMCO)
United Investors Real Estate, Inc.           3,926                   9.99%
  (the General Partner and an
  affiliate of AIMCO)
Insignia Properties, LP                         10                    .03%
  (an affiliate of AIMCO)

Insignia Properties, LP and United Investors Real Estate, Inc. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina, 29602.

AIMCO Properties, LP is indirectly but ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the General Partner owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                     2001           2000
                                                        (in thousands)
   Property management fees                          $ 95           $144
   Reimbursement for services of affiliates            67             56

During the years ended December 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $95,000 and $144,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $67,000 and $56,000 for the years ended December 31, 2001 and 2000. Included in these amounts are construction oversight fees paid to an affiliate of the General Partner of approximately $17,000 for the year ended December 31, 2001. This fee related to construction management services provided by AIMCO and its affiliates. The fee was calculated based on a percentage of current and certain prior year additions to investment properties and is being depreciated over 15 years.

During the year ended December 31, 2001, an affiliate of the General Partner advanced the Partnership approximately $28,000 to cover property improvements and replacements at Deerfield Apartments. Of this amount, approximately $18,000 was repaid prior to December 31, 2001. This loan was made in accordance with the terms of the Partnership Agreement. At December 31, 2001, the balance of the advance, including accrued interest, was approximately $10,000 and is included in other liabilities on the consolidated balance sheet. Interest is charged at the prime rate plus 2%. There were no such advances during the year ended December 31, 2000.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $16,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 12,087 limited partnership units in the Partnership representing 30.77% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Item 13.  Exhibits and Reports on Form 8-K

      (a) Exhibits:

          None.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2001:

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


                                    Date: March 29, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.


/s/Patrick J. Foye      Executive Vice President      Date: March 29, 2002
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President         Date: March 29, 2002
Martha L. Long          and Controller

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

      10.21 Purchase and Sale Contract between Registrant and Cheyenne Woods Apartments, LLC, a Nevada limited liability company (Filed on January 12, 2001) (incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31,
                  2000).

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