Form 10QSB
period 2002-03-31
UNITED INVESTORS GROWTH PROPERTIES
filed 2002-05-15
CIK 831663

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

                   For the quarterly period ended March 31, 2002


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2002



Assets
   Cash and cash equivalents                                                 $   95
   Receivables and deposits                                                      69
   Restricted escrows                                                            63
   Other assets                                                                 180
   Investment properties:
       Land                                                   $ 893
       Buildings and related personal property                 9,063
                                                               9,956
       Less accumulated depreciation                          (4,101)         5,855
                                                                            $ 6,262
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 137
   Tenant security deposit liabilities                                           45
   Accrued property taxes                                                        45
   Due to General Partner                                                        88
   Other liabilities                                                             85
   Mortgage notes payable                                                     6,644

Partners' Deficit
   General partner                                             $ (13)
   Limited partners (39,287 units
      issued and outstanding)                                   (769)          (782)
                                                                            $ 6,262


            See Accompanying Notes to Consolidated Financial Statements

b)

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                                2002          2001
Revenues:
   Rental income                                               $ 389         $ 399
   Other income                                                    32            29
       Total revenues                                             421           428

Expenses:
   Operating                                                      156           153
   General and administrative                                      33            34
   Depreciation                                                   105           107
   Interest                                                       122           123
   Property taxes                                                  54            49
       Total expenses                                             470           466

Loss from continuing operations                                   (49)          (38)
Loss from discontinued operations                                  --           (24)
Extraordinary loss on early extinguishment of debt
  from discontinued operations                                     --           (57)

Net loss                                                       $ (49)        $ (119)

Net loss allocated to general partner (1%)                      $ --          $ (1)
Net loss allocated to limited partners (99%)                      (49)         (118)

                                                               $ (49)        $ (119)
Per limited partnership unit:
   Loss from continuing operations                             $(1.25)       $ (.96)
   Loss from discontinued operations                               --          (.60)
   Extraordinary loss on early extinguishment of debt
     from discontinued operations                                  --         (1.44)

Net loss                                                       $(1.25)       $(3.00)

Distributions per limited partnership unit                      $ --         $12.47


            See Accompanying Notes to Consolidated Financial Statements

c)

                       UNITED INVESTORS GROWTH PROPERTIES

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)





                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        39,297       $ --       $ 9,824      $ 9,824

Partners' deficit at
   December 31, 2001                  39,287      $ (13)      $ (720)      $ (733)

Net loss for the three months
   ended March 31, 2002                  --           --          (49)         (49)

Partners' deficit at
   March 31, 2002                     39,287       $ (13)     $ (769)      $ (782)


            See Accompanying Notes to Consolidated Financial Statements

d)
                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net loss                                                       $ (49)      $ (119)
  Adjustments to reconcile net loss to net cash used in
      operating activities:
      Extraordinary loss on early extinguishment of debt             --           57
      Depreciation                                                  105          107
      Amortization of loan costs                                      6            6
      Change in accounts:
        Receivables and deposits                                      9           24
        Other assets                                                (33)         (13)
        Accounts payable                                             56          (28)
        Tenant security deposit liabilities                          (2)         (30)
        Accrued property taxes                                      (23)           8
        Due to General Partner                                       23           --
        Other liabilities                                          (107)         (67)

           Net cash used in operating activities                    (15)         (55)

Cash flows from investing activities:
  Proceeds from sale of investment property                          --          352
  Property improvements and replacements                           (130)         (25)
  Net withdrawals from restricted escrows                            26            7

           Net cash (used in) provided by investing
               activities                                          (104)         334

Cash flows from financing activities:
  Proceeds from General Partner advances                             70           --
  Payments on advances from affiliate of General Partner             (5)          --
  Payments on mortgage notes payable                                (37)         (34)
  Distributions to partners                                          --         (495)

           Net cash provided by (used in) financing
             activities                                              28         (529)

Net decrease in cash and cash equivalents                           (91)        (250)

Cash and cash equivalents at beginning of period                    186          488
Cash and cash equivalents at end of period                        $ 95        $ 238

Supplemental disclosure of cash flow information:
Cash paid for interest                                           $ 116        $ 142

Supplemental disclosure of non-cash activity:
Mortgage assumed by Purchaser of Cheyenne Woods Apartments        $ --       $ 3,728
Fixed assets in accounts payable                                  $ 47        $ --


            See Accompanying Notes to Consolidated Financial Statements

e)
                       UNITED INVESTORS GROWTH PROPERTIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Growth Properties (the "Registrant" or "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is United Investors Real Estate, Inc. (the "General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been reclassified as of March 31, 2001 to reflect the operations of Cheyenne Woods Apartments as loss from discontinued operations due to its sale in January 2001.

Reclassifications

Certain reclassifications have been made to the 2001 balances to conform to the 2002 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $21,000 and $26,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $24,000 and $13,000 for the three month periods ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $6,000 for the three months ended March 31, 2002. No such fees were charged during the three months ended March 31, 2001. The construction management service fees are calculated based on a percentage of current year additions to investment properties. As of March 31, 2002, the Partnership owed approximately $13,000 to an affiliate of the General Partner for reimbursement of accountable administrative expenses accrued during the three months ended March 31, 2002.

During the three months ended March 31, 2002, an affiliate of the General Partner advanced the Partnership approximately $70,000 to cover operating obligations at Deerfield Apartments. The Partnership was able to repay approximately $5,000 of such advances during the same period. At March 31, 2002, the Partnership owed an affiliate of the General Partner approximately $75,000 which includes advances from 2001. Interest is being charged at prime rate plus 2% in accordance with the Partnership Agreement. During the three months ended March 31, 2002, the Partnership made interest payments of approximately $1,000 and recognized interest expense of approximately $1,000.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $20,000 and $18,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Sale of Investment Property

On January 3, 2001, Cheyenne Woods, located in Las Vegas, Nevada, was sold to an unaffiliated third party for $4,200,000. After closing expenses and other payments of approximately $120,000 and the assumption of $3,728,000 in debt by the purchaser, the net proceeds received by the Partnership were approximately $352,000. For financial statement purposes the sale resulted in a loss of $56,000 which had been recorded as an impairment loss during the year ended December 31, 2000. As a result, the financial statement impact recorded during the three months ended March 31, 2001 was the recognition of loss on early extinguishment of debt of approximately $57,000 due to the write off of unamortized loan costs and loss from discontinued operations of approximately $24,000.

Note D - Legal Proceedings

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Terrace Royale Apartments                     93%        89%
         Bothell, Washington

      Deerfield Apartments                          86%        92%
         Memphis, Tennessee

The General Partner attributes the increase in occupancy at Terrace Royale Apartments to an aggressive marketing campaign and an increase in local traffic patterns in the Boethell, Washington area. The General Partner attributes the decrease in occupancy at Deerfield Apartments to increased competition in the local market in the Memphis area.

Results of Operations

The Registrant's net loss for the three months ended March 31, 2002 was approximately $49,000 compared to approximately $119,000 for the three months ended March 31, 2001. The decrease in net loss is due primarily to the loss on early extinguishment of debt related to discontinued operations of approximately $57,000 and loss from discontinued operations of approximately $24,000 resulting from the sale of Cheyenne Woods Apartments during the three months ended March 31, 2001.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been reclassified as of March 31, 2001 to reflect the operations of Cheyenne Woods Apartments as loss from discontinued operations.

On January 3, 2001, Cheyenne Woods Apartments, located in Las Vegas, Nevada, was sold to an unaffiliated third party for $4,200,000. After closing expenses and other payments of approximately $120,000 and the assumption of $3,728,000 in debt by the purchaser, the net proceeds received by the Partnership were approximately $352,000. For financial statement purposes the sale resulted in a loss of $56,000 which had been recorded as an impairment loss during the year ended December 31, 2000. As a result, the only financial statement impact recorded during the three months ended March 31, 2001 was the recognition of loss on early extinguishment of debt of approximately $57,000 due to the write off of unamortized loan costs and loss from discontinued operations of approximately $24,000.

Excluding the impact of discontinued operations, the Partnership had a loss from continuing operations of approximately $49,000 for the three months ended March 31, 2002, compared to a loss from continuing operations of approximately $38,000 for the three months ended March 31, 2001. The increase in loss from continuing operations is due to a decrease in total revenues while total expenses remained relatively constant for the three months ended March 31, 2002 and 2001, respectively. Total revenues decreased due to a decrease in rental income. Rental income decreased due to a decrease in occupancy at Deerfield Apartments which was partially offset by an increase in occupancy at Terrace Royale Apartments.

General and administrative expense remained relatively constant for the three months ended March 31, 2002 and 2001, respectively. Included in general and administrative expenses at both March 31, 2002 and 2001, are management reimbursements to the General Partner allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2002, the Registrant had cash and cash equivalents of approximately $95,000 as compared to approximately $238,000 at March 31, 2001. The decrease in cash and cash equivalents of approximately $91,000 from the Registrant's year ended December 31, 2001, is due to approximately $104,000 of cash used in investing activities and approximately $15,000 of cash used in operating activities which was partially offset by approximately $28,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. Cash provided by financing activities consisted of advances from an affiliate of the General Partner partially offset by payments of principal made on the mortgages encumbering the Registrant's properties and on advances from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

Terrace Royale Terrace

During the three months ended March 31, 2002, the Partnership completed approximately $16,000 of capital improvements at Terrace Royale Apartments consisting primarily of parking lot upgrades, mini blinds, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $30,000 for the year 2002 at this property which consist primarily of signage, water heater replacements, parking lot upgrades and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Deerfield Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $161,000 of capital improvements at Deerfield Apartments consisting primarily of exterior building painting and structural upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership has budgeted for, but is not limited to, capital improvements of approximately $308,000 for the year 2002 at this property which consist of signage, major landscaping, parking lot upgrades, recreational facility upgrades, exterior building painting, water heater replacements, appliance and floor covering replacements and structural upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $6,644,000 has maturity dates ranging from December 2004 to February 2019 with a balloon payment due at maturity for the mortgage encumbering Deerfield Apartments. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands except per unit data):


                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2002        Unit        March 31, 2001        Unit


Operations             $  --            $   --           $  197            $ 4.96

Sale (1)                  --                --              298              7.51
                       $  --            $   --           $  495            $12.47

(1)   Distribution made from sales proceeds of Cheyenne Woods.

The Registrant's cash available for distribution is reviewed on a monthly basis. Future distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,554 limited partnership units in the Partnership representing 34.50% of the outstanding units at March 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. In this regard, on February 25, 2002, AIMCO Properties, LP commenced a tender offer to acquire any and all of the units not owned by affiliates of AIMCO for a purchase price of $4 per unit. Pursuant to this offer, AIMCO Properties, LP acquired 594 units during the quarter ended March 31, 2002. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended March 31,2002:

                  None.

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


                                    Date: May 15, 2002