Form 10QSB
period 2002-06-30
UNITED INVESTORS GROWTH PROPERTIES
filed 2002-08-14
CIK 831663

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of
    1934

                    For the quarterly period ended June 30, 2002


[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of
   1934


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


                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2002



Assets
   Cash and cash equivalents                                                 $ 145
   Receivables and deposits                                                      69
   Restricted escrows                                                            72
   Other assets                                                                 164
   Investment properties:
       Land                                                   $ 893
       Buildings and related personal property                 9,151
                                                              10,044
       Less accumulated depreciation                          (4,213)         5,831
                                                                            $ 6,281
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 59
   Tenant security deposit liabilities                                           43
   Accrued property taxes                                                        63
   Due to General Partner                                                       284
   Other liabilities                                                            122
   Mortgage notes payable                                                     6,606

Partners' Deficit
   General partner                                            $ (15)
   Limited partners (39,287 units
      issued and outstanding)                                   (881)          (896)
                                                                            $ 6,281

            See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                           Three Months Ended         Six Months Ended
                                                June 30,                  June 30,
                                            2002         2001         2002          2001
                                                                                (Restated)

Revenues:
  Rental income                            $  350      $  406         $  739      $  805
  Other income                                 40          23             72          52
  Casualty gain                                --          36             --          36
     Total revenues                           390         465            811         893

Expenses:
  Operating                                   185         219            341         371
  General and administrative                   31          62             64          96
  Depreciation                                112         102            217         209
  Interest                                    123         122            245         246
  Property taxes                               53          46            107          95
     Total expenses                           504         551            974       1,017

Loss from continuing operations              (114)        (86)                      (124)
                                                                           (163)

Loss from discontinued operations              --          --             --         (81)

Net loss                                   $ (114)     $  (86)        $ (163)     $ (205)

Net loss allocated to
   general partner (1%)                    $   (1)     $   (1)        $   (2)     $   (2)
Net loss allocated to
   limited partners (99%)                    (113)        (85)          (161)       (203)
                                           $ (114)     $  (86)        $ (163)     $ (205)
Per limited partnership unit:
  Loss from continuing operations          $(2.88)     $(2.16)        $(4.10)     $(3.13)
  Loss from discontinued operations            --          --             --       (2.04)

Net loss                                   $(2.88)     $(2.16)        $(4.10)     $(5.17)

Distributions per limited
     partnership unit                      $   --      $   --         $   --      $12.47

            See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        39,297       $ --       $ 9,824      $ 9,824

Partners' deficit at
   December 31, 2001                  39,287      $ (13)      $ (720)      $ (733)

Net loss for the six months
   ended June 30, 2002                   --           (2)        (161)        (163)

Partners' deficit at
   June 30, 2002                      39,287      $ (15)      $ (881)      $ (896)

            See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net loss                                                       $ (163)     $ (205)
  Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Loss on early extinguishment of debt                           --           57
      Casualty gain                                                  --          (36)
      Depreciation                                                  217          209
      Amortization of loan costs                                     11           11
      Change in accounts:
        Receivables and deposits                                      9           28
        Other assets                                                (22)           5
        Accounts payable                                             25           45
        Tenant security deposit liabilities                          (4)         (29)
        Accrued property taxes                                       (5)          13
        Due to General Partner                                       27           --
        Other liabilities                                           (60)         (52)

           Net cash provided by operating activities                 35           46

Cash flows from investing activities:
  Proceeds from sale of investment property                          --          352
  Net insurance proceeds received                                    --           61
  Property improvements and replacements                           (265)        (137)
  Net withdrawals from restricted escrows                            17            5

           Net cash (used in) provided by investing
              activities                                           (248)         281

Cash flows from financing activities:
  Proceeds from General Partner advances                            297           --
  Payments on advances from General Partner                         (50)          --
  Payments on mortgage notes payable                                (75)         (70)
  Distributions to partners                                          --         (495)

           Net cash provided by (used in) financing
              activities                                             172        (565)

Net decrease in cash and cash equivalents                           (41)        (238)

Cash and cash equivalents at beginning of period                    186          488
Cash and cash equivalents at end of period                       $ 145        $ 250

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 233        $ 262
Supplemental disclosure of non-cash activity:
  Mortgage assumed by Purchaser of Cheyenne Woods
   Apartments                                                     $ --       $ 3,728

            See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Growth Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's General Partner is United Investors Real Estate, Inc. (the "General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the General Partner all adjustments (consisting of normal recurring  accruals)  considered  necessary  for a fair  presentation  have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of June 30, 2001 to reflect the operations of Cheyenne Woods Apartments as loss from discontinued operations due to its sale in January 2001.

Effective April 1, 2002, the Partnership adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. As a result, the accompanying consolidated statements of operations have been restated as of June 30, 2001 to reflect the loss on early extinguishment of debt of approximately $57,000 at Cheyenne Woods Apartments in discontinued operations rather than as an extraordinary item.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the six months ended June 30, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately
$40,000 and $48,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $52,000 and $33,000 for the six month periods ended June 30, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $22,000 and $8,000 for the six months ended June 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. As of June 30, 2002, the Partnership owed approximately $25,000 to an affiliate of the General Partner for reimbursement of accountable administrative expenses.

During the six months ended June 30, 2002, an affiliate of the General Partner advanced the Partnership approximately $297,000 to cover operating obligations at Deerfield Apartments and the Partnership. There were no such advances during the six months ended June 30, 2001. The Partnership was able to repay approximately $50,000 of such advances during the same period. At June 30, 2002, the Partnership owed the General Partner approximately $259,000 which includes advances from 2001. Interest is being charged at prime rate plus 2% in accordance with the Partnership Agreement. During the six months ended June 30, 2002, the Partnership recognized interest expense of approximately $4,000.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $20,000 and $18,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Sale of Investment Property

On January 3, 2001, Cheyenne Woods, located in Las Vegas, Nevada, was sold to an unaffiliated third party for $4,200,000. After closing expenses and other payments of approximately $120,000 and the assumption of $3,728,000 in debt by the purchaser, the net proceeds received by the Partnership were approximately $352,000. For financial statement purposes, the sale resulted in a loss of $56,000 which had been recorded as an impairment loss during the year ended December 31, 2000. As a result, the financial statement impact recorded during the six months ended June 30, 2001 was the recognition of loss from discontinued operations of approximately $81,000, which includes a loss on the early extinguishment of debt of approximately $57,000.

Note D - Casualty Gain

During the three and six months ended June 30, 2001, a net casualty gain of approximately $36,000 was recorded at Deerfield Apartments. The casualty gain related to fire damage to the apartment complex. The gain was a result of the receipt of insurance proceeds of approximately $61,000 and a receivable for additional proceeds of approximately $8,000 offset by approximately $33,000 of undepreciated fixed assets being written off.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Terrace Royale Apartments                     90%        92%
         Bothell, Washington

      Deerfield Apartments                          88%        92%
         Memphis, Tennessee

The General Partner attributes the decrease in occupancy at Deerfield Apartments to increased competition in the local market of the Memphis area.

Results of Operations

The Registrant's net loss for the three and six months ended June 30, 2002 was approximately $114,000 and $163,000 compared to a net loss, as restated, of approximately $86,000 and 205,000 for the three and six months ended June 30, 2001. The decrease in net loss for the six months ended June 30, 2002, is due primarily to the loss from discontinued operations.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of June 30, 2001 to reflect the operations of Cheyenne Woods Apartments as loss from discontinued operations due to its sale in January 2001.

Effective April 1, 2002, the Partnership adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. As a result, the accompanying consolidated statements of operations have been restated as of June 30, 2001 to reflect the loss on early extinguishment of debt of approximately $57,000 at Cheyenne Woods Apartments in discontinued operations rather than as an extraordinary item.

On January 3, 2001, Cheyenne Woods, located in Las Vegas, Nevada, was sold to an unaffiliated third party for $4,200,000. After closing expenses and other payments of approximately $120,000 and the assumption of approximately
$3,728,000 in debt by the purchaser, the net proceeds received by the Partnership were approximately $352,000. For the financial statement purposes, the sale resulted in a loss of approximately $56,000, which had been recorded as an impairment loss during the year ended December 31, 2000. As a result, the only financial statement impact recorded during the six months ended June 30, 2001 was a loss from discontinued operations of approximately $81,000, which includes a loss on the early extinguishment of debt of approximately $57,000.

Excluding the impact of discontinued operations, the Partnership had a loss of approximately $114,000 and $163,000 for the three and six months ended June 30, 2002 as compared to a loss of approximately $86,000 and $124,000 for the three and six months ended June 30, 2001. The increase in loss for the three and six months ended June 30, 2002 is due to a decrease in total revenues partially offset by a decrease in total expenses. Total revenues decreased due to a decrease in rental income and casualty gain partially offset by an increase in other income. During the three and six months ended June 30, 2001, a net casualty gain of approximately $36,000 was recorded at Deerfield Apartments. The casualty gain related to fire damage to the apartment complex. The gain was a result of the receipt of insurance proceeds of approximately $61,000 and a receivable for additional proceeds of approximately $8,000 offset by approximately $33,000 of undepreciated fixed assets being written off. Rental income decreased due to a decrease in occupancy and an increase in bad debt at Deerfield Apartments. Other income increased due to an increase in resident related charges at Deerfield Apartments and utility reimbursements at Terrace Royale Apartments.

Total expenses decreased for the three and six months ended June 30, 2002 due to a decrease in operating and general and administrative expenses. Operating expense decreased due to a decrease in maintenance expense and advertising expense partially offset by an increase in property expense. Maintenance expense decreased due to a decrease in contract work at Terrace Royale Apartments. Advertising expense decreased due to a decrease in periodical advertising at both of the Partnership's investment properties. Property expense increased due to an increase in utility expenses and employee salaries at Terrace Royale Apartments partially offset by a decrease in employee salaries at Deerfield Apartments. General and administrative expenses decreased due to a decrease in taxes and license fees and professional services partially offset by an increase in management reimbursements allowed to the General Partner under the Partnership Agreement.

Included in general and administrative expenses for the three and six months ended June 30, 2002 and 2001, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2002, the Registrant had cash and cash equivalents of approximately $145,000 as compared to approximately $250,000 at June 30, 2001. The decrease in cash and cash equivalents of approximately $41,000 from the Registrant's year ended December 31, 2001, is due to approximately $248,000 of cash used in investing activities partially offset by approximately $35,000 of cash provided by operating activities and approximately $172,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. Cash provided by financing activities consisted of advances from an affiliate of the General Partner partially offset by payments of principal made on the mortgages encumbering the Registrant's properties and payments against advances from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

Terrace Royale Terrace

During the six months ended June 30, 2002, the Partnership completed approximately $21,000 of capital improvements at Terrace Royale Apartments consisting primarily of appliance and floor covering replacements and window treatments. These improvements were funded from operating cash flows. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $25,000, consisting primarily of floor covering and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Deerfield Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $244,000 of capital improvements at Deerfield Apartments consisting primarily of exterior building painting, major landscaping, water submetering and structural upgrades. These improvements were funded from operating cash flows and replacement reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $301,000, consisting primarily of exterior building painting, major landscaping and parking lot resurfacing. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $6,606,000 has maturity dates ranging from December 2004 to February 2019 with a balloon payment due at maturity for the mortgage encumbering Deerfield Apartments. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands except per unit data):


                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit


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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 14,316 limited partnership units (the "Units") in the Partnership representing 36.44% of the outstanding Units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owed fiduciary duties to AIMCO as its sole Stockholder. As a result, the duties of the General Partner, as general partner, to the Partnerships and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as it sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  3.1 Form of Agreement of Limited Partnership of Partnership (part of the Prospectus of Partnership contained in the Partnership's Amendment to Registration Statement filed on June 9, 1988, is incorporated herein by reference).

                  3.2 Seventh Amendment to Agreement of Limited Partnership of Partnership (Exhibit 4.3 to the Partnership's Quarterly Report on Form 10-Q filed on May 15, 1989, is incorporated herein by reference).

                  99.1 Certification of Chief Executive Officer and Chief Financial Officer

            b)    Reports on Form 8-K:

                  Current Report on Form 8-K/A dated June 27, 2002 and filed on July 16, 2002, disclosing the dismissal of KPMG LLP as the Registrant's certifying auditor and the appointment of Ernst & Young LLP, as the certifying auditor for the year ending December 31, 2002.

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



                                    UNITED INVESTORS GROWTH PROPERTIES


                                    By:   United Investors Real Estate, Inc.
                                          Its General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/ Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of United Income Growth Partnership (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.