Form 10QSB
period 2002-09-30
UNITED INVESTORS GROWTH PROPERTIES
filed 2002-11-14
CIK 831663

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2002


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2002



Assets
   Cash and cash equivalents                                                 $  182
   Receivables and deposits                                                      61
   Restricted escrows                                                            82
   Other assets                                                                 148
   Investment properties:
       Land                                                   $ 893
       Buildings and related personal property                 9,161
                                                              10,054
       Less accumulated depreciation                          (4,313)         5,741
                                                                            $ 6,214
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 16
   Tenant security deposit liabilities                                           40
   Accrued property taxes                                                        53
   Due to General Partner                                                       389
   Other liabilities                                                            161
   Mortgage notes payable                                                     6,568

Partners' Deficit
   General partner                                            $ (16)
   Limited partners (39,287 units
      issued and outstanding)                                   (997)        (1,013)
                                                                            $ 6,214

            See Accompanying Notes to Consolidated Financial Statements


                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                           Three Months Ended         Nine Months Ended
                                              September 30,             September 30,
                                            2002         2001         2002          2001
                                                                                (Restated)

Revenues:
  Rental income                            $  368      $  429         $1,107      $1,234
  Other income                                 35          26            107          78
  Casualty gain                                 9          --              9          36
     Total revenues                           412         455          1,223       1,348

Expenses:
  Operating                                   206         163            547         534
  General and administrative                   31          32             95         128
  Depreciation                                111         101            328         310
  Interest                                    126         122            371         368
  Property taxes                               55          43            162         138
     Total expenses                           529         461          1,503       1,478

Loss from continuing operations              (117)         (6)                      (130)
                                                                           (280)

Loss from discontinued operations              --          --             --         (81)

Net loss                                   $ (117)     $   (6)        $ (280)     $ (211)

Net loss allocated to
   general partner (1%)                    $   (1)     $   --         $   (3)     $   (2)
Net loss allocated to
   limited partners (99%)                    (116)         (6)          (277)       (209)
                                           $ (117)     $   (6)        $ (280)     $ (211)
Per limited partnership unit:
  Loss from continuing operations          $(2.95)     $ (.15)        $(7.05)     $(3.28)
  Loss from discontinued operations            --          --             --       (2.04)

Net loss                                   $(2.95)     $ (.15)        $(7.05)     $(5.32)

Distributions per limited
     partnership unit                      $   --      $ 1.89         $   --      $14.36


            See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)




                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        39,297       $ --       $ 9,824      $ 9,824

Partners' deficit at
   December 31, 2001                  39,287      $ (13)      $ (720)      $ (733)

Net loss for the nine months
   ended September 30, 2002              --           (3)        (277)        (280)

Partners' deficit at
   September 30, 2002                 39,287      $ (16)      $ (997)      $(1,013)


            See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2002        2001
Cash flows from operating activities:
  Net loss                                                       $ (280)     $ (211)
  Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Loss on early extinguishment of debt                           --           57
      Casualty gain                                                  (9)         (36)
      Depreciation                                                  328          310
      Amortization of loan costs                                     17           17
      Change in accounts:
        Receivables and deposits                                     17           22
        Other assets                                                (12)           6
        Accounts payable                                            (18)         (14)
        Tenant security deposit liabilities                          (7)         (33)
        Accrued property taxes                                      (15)          (5)
        Due to General Partner                                       43           --
        Other liabilities                                           (21)         (41)

           Net cash provided by operating activities                 43           72

Cash flows from investing activities:
  Proceeds from sale of investment property                          --          352
  Net insurance proceeds received                                    37           69
  Property improvements and replacements                           (314)        (173)
  Net withdrawals from restricted escrows                             7           (5)

           Net cash (used in) provided by investing
              activities                                           (270)         243

Cash flows from financing activities:
  Proceeds from General Partner advances                            414           --
  Payments on advances from General Partner                         (78)          --
  Payments on mortgage notes payable                               (113)        (105)
  Distributions to partners                                          --         (570)

           Net cash provided by (used in) financing
              activities                                             223        (675)

Net decrease in cash and cash equivalents                            (4)        (360)

Cash and cash equivalents at beginning of period                    186          488
Cash and cash equivalents at end of period                       $ 182        $ 128

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 369        $ 379
Supplemental disclosure of non-cash activity:
  Mortgage assumed by Purchaser of Cheyenne Woods
   Apartments                                                     $ --       $ 3,728

            See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Growth Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's General Partner is United Investors Real Estate, Inc. (the "General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the General Partner all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of September 30, 2001 to reflect the operations of Cheyenne Woods Apartments as loss from discontinued operations due to its sale in January 2001.

Effective April 1, 2002, the Partnership adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations have been restated as of September 30, 2001 to reflect the loss on early extinguishment of debt of approximately $57,000 at Cheyenne Woods Apartments in discontinued operations rather than as an extraordinary item.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the nine months ended September 30, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $59,000 and $71,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $68,000 and $48,000 for the nine month periods ended September 30, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $25,000 and $10,000 for the nine months ended September 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. As of September 30, 2002, the Partnership owed approximately $37,000 to an affiliate of the General Partner for reimbursement of accountable administrative expenses.

During the nine months ended September 30, 2002, an affiliate of the General Partner advanced the Partnership approximately $414,000 to cover operating obligations at Deerfield Apartments and the Partnership. There were no such advances during the nine months ended September 30, 2001. The Partnership was able to repay approximately $78,000 of such advances during the nine months ended September 30, 2002. At September 30, 2002, the Partnership owed an affiliate of the General Partner approximately $352,000 which includes advances and accrued interest from 2001. Interest is being charged at prime rate plus 2%, or 6.75%, at September 30, 2002, in accordance with the Partnership Agreement. During the nine months ended September 30, 2002, the Partnership recognized interest expense of approximately $9,000 relative to obligations to affiliates.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $20,000 and $18,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Sale of Investment Property

On January 3, 2001, Cheyenne Woods, located in Las Vegas, Nevada, was sold to an unaffiliated third party for $4,200,000. After closing expenses and other payments of approximately $120,000 and the assumption of approximately $3,728,000 in debt by the purchaser, the net proceeds received by the Partnership were approximately $352,000. For financial statement purposes, the sale resulted in a loss of $56,000 which had been recorded as an impairment loss during the year ended December 31, 2000. As a result, the financial statement impact recorded during the nine months ended September 30, 2001 was the recognition of loss from discontinued operations of approximately $81,000, which includes a loss on the early extinguishment of debt of approximately $57,000.

Note D - Casualty Gain

During the three and nine months ended September 30, 2002 a net casualty gain of approximately $9,000 was recorded at Deerfield Apartments. The casualty gain related to fire damage to the apartment complex that occurred on October 26, 2001. The gain was a result of the receipt of insurance proceeds of approximately $37,000 offset by approximately $28,000 of undepreciated fixed assets being written off.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Terrace Royale Apartments                     89%        94%
         Bothell, Washington

      Deerfield Apartments                          90%        92%
         Memphis, Tennessee

The General Partner attributes the decrease in occupancy at Terrace Royale Apartments to increased competition in the local market of the Seattle area.

Results of Operations

The Registrant's net loss for the three and nine months ended September 30, 2002 was approximately $117,000 and $280,000 compared to a net loss, as restated, of approximately $6,000 and $211,000 for the three and nine months ended September 30, 2001.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of September 30, 2001 to reflect the operations of Cheyenne Woods Apartments as loss from discontinued operations due to its sale in January 2001.

Effective April 1, 2002, the Partnership adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations have been restated as of September 30, 2001 to reflect the loss on early extinguishment of debt of approximately $57,000 at Cheyenne Woods Apartments in discontinued operations rather than as an extraordinary item.

On January 3, 2001, Cheyenne Woods, located in Las Vegas, Nevada, was sold to an unaffiliated third party for $4,200,000. After closing expenses and other payments of approximately $120,000 and the assumption of approximately $3,728,000 in debt by the purchaser, the net proceeds received by the Partnership were approximately $352,000. For the financial statement purposes, the sale resulted in a loss of approximately $56,000, which had been recorded as an impairment loss during the year ended December 31, 2000. As a result, the financial statement impact recorded during the nine months ended September 30, 2001 was a loss from discontinued operations of approximately $81,000, which includes a loss on the early extinguishment of debt of approximately $57,000.

Excluding the impact of discontinued operations, the Partnership had a loss of approximately $117,000 and $280,000 for the three and nine months ended September 30, 2002 as compared to a loss of approximately $6,000 and $130,000 for the three and nine months ended September 30, 2001. The increase in loss for the three and nine months ended September 30, 2002 is due to a decrease in total revenues and an increase in total expenses. Total revenues for the nine months ended September 30, 2002 decreased due to a decrease in rental income and casualty gain partially offset by an increase in other income. Total revenues for the three months ended September 30, 2002 decreased due to a decrease in rental income partially offset by an increase in other income and casualty gain. Rental income for the three and nine months ended September 30, 2002 decreased due to a decrease in occupancy at both investment properties and an increase in bad debt expense at Deerfield Apartments. Other income for the three and nine month periods increased due to an increase in late charges and lease cancellation fees at Deerfield Apartments and utility reimbursements at Terrace Royale Apartments partially offset by a decrease in interest income due to lower cash balances maintained in interest bearing accounts at the Partnership and its investment properties. During the three and nine months ended September 30, 2002 a net casualty gain of approximately $9,000 was recorded at Deerfield Apartments. The casualty gain related to fire damage to the apartment complex. The gain was a result of the receipt of insurance proceeds of approximately $37,000 offset by approximately $28,000 of undepreciated fixed assets being written off. During the nine months ended September 30, 2001, a net casualty gain of approximately $36,000 was recorded at Deerfield Apartments. The casualty gain related to fire damage to the apartment complex. The gain was a result of the receipt of insurance proceeds of approximately $69,000 offset by approximately $33,000 of undepreciated fixed assets being written off.

Total expenses increased for the nine months ended September 30, 2002 due to an increase in operating, depreciation and property tax expenses partially offset by a decrease in general and administrative expense. Total expenses for the three months ended September 30, 2002 increased due to an increase in operating, depreciation and property tax expenses. Operating expenses for the nine months ended September 30, 2002 increased due to an increase in property expenses partially offset by a decrease in maintenance expenses. Operating expenses for the three months ended September 30, 2002, increased due to an increase in property expense. Property expense for the three and nine months ended September 30, 2002 increased due to an increase in employee salaries and apartments and sewer expense at Terrace Royal Apartments partially offset by a decrease in employee salaries at Deerfield Apartments. Maintenance expenses for the nine months ended September 30, 2002 decreased due to a decrease in contract work at Terrace Royale Apartments. Depreciation for the three and nine month periods increased due to property improvements and replacements placed into service during the last twelve months at Deerfield Apartments. Property tax expenses for the three and nine month periods increased as a result of the increase in assessed value at Deerfield Apartments by the City of Memphis. General and administrative expenses for the nine months ended September 30, 2002 decreased due to a decrease in taxes and license fees and professional services partially offset by an increase in management reimbursements allowed to the General Partner under the Partnership Agreement.

Included in general and administrative expenses for the three and nine months ended September 30, 2002 and 2001, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2002, the Registrant had cash and cash equivalents of approximately $182,000 as compared to approximately $128,000 at September 30, 2001. The decrease in cash and cash equivalents of approximately $4,000 from the Registrant's fiscal year ended December 31, 2001, is due to approximately $270,000 of cash used in investing activities partially offset by approximately $223,000 of cash provided by financing activities and approximately $43,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by proceeds received from the casualty at Deerfield Apartments and net withdrawals from escrow accounts maintained by the mortgage lender. Cash provided by financing activities consisted of advances from an affiliate of the General Partner partially offset by payments of principal made on the mortgages encumbering the Registrant's properties and payments against advances from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Registrant's properties are detailed below.

Terrace Royale Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $33,000 of capital improvements at Terrace Royale Apartments consisting primarily of appliance and floor covering replacements, interior decoration and window treatments. These improvements were funded from operating cash flows. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $33,000, consisting primarily of floor covering and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Deerfield Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $281,000 of capital improvements at Deerfield Apartments consisting primarily of exterior building painting, parking lot resurfacing, appliance and floor covering replacements, major landscaping, water submetering and structural upgrades. These improvements were funded from operating cash flows and replacement reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $309,000, consisting primarily of structural upgrades, water heater replacements, recreational facilities, exterior building painting, major landscaping and parking lot resurfacing. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $6,568,000 has maturity dates ranging from December 2004 to February 2019 with a balloon payment of approximately $3,303,000 due at maturity in December 2004 for the mortgage encumbering Deerfield Apartments. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands except per unit data):


                     Nine Months          Per          Nine Months          Per
                        Ended           Limited           Ended           Limited
                    September 30,     Partnership     September 30,     Partnership
                         2002             Unit             2001             Unit

Operations             $  --            $   --           $  272            $ 6.85

Sale (1)                  --                --              298              7.51
                       $  --            $   --           $  570            $14.36

(1) Distribution made from sales proceeds of Cheyenne Woods.

The Registrant's cash available for distribution is reviewed on a monthly basis. Future distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners during the remainder of 2002 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 14,328 limited partnership units (the "Units") in the Partnership representing 36.47% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as it sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  3.1 Form of Agreement of Limited Partnership (part of the Prospectus of Partnership contained in the Partnership's Amendment to Registration Statement filed on June 9, 1988, is incorporated herein by reference).

                  3.2 Seventh Amendment to Agreement of Limited Partnership (Exhibit 4.3 to the Partnership's Quarterly Report on Form 10-Q filed on May 15, 1989, is incorporated herein by reference).

                  99 Certification of Chief Executive Officer and Chief Financial Officer

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



                                    UNITED INVESTORS GROWTH PROPERTIES


                                    By:   United Investors Real Estate, Inc.
                                          Its General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/ Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of United Investors Growth Properties;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


                                Patrick J. Foye
                                Executive Vice President of United Investors Real Estate, Inc., equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of United Investors Growth Properties;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


                                Paul J. McAuliffe
                                Executive Vice President and Chief Financial Officer of United Investors Real Estates, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of United Income Growth Partnership (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.