Form 10KSB
period 2002-12-31
UNITED INVESTORS GROWTH PROPERTIES
filed 2003-03-31
CIK 831663

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934

                   For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $1,637,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's primary business is to operate and hold existing real estate properties for investment. The Partnership acquired three multifamily residential properties and a retail center which included medical office space. In addition, the Partnership owned a 60% interest in a joint venture which owned a multifamily residential property. During the third quarter of 1995, the joint venture property was sold. During the fourth quarter of 1998, the commercial property was foreclosed on by the lender holding the mortgage encumbering the property. On January 3, 2001, the Partnership sold one of its remaining residential properties, Cheyenne Woods Apartments. The two remaining properties at December 31, 2002, are further described in "Item 2. Description of Properties" below.

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

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner provided such property management services for the years ended December 31, 2002 and 2001.

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have results in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

A further description of the Partnership's business is included in "Item 6 - Management's Discussion and Analysis or Plan of Operation" of this Form 10-KSB.

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


                             Gross
                           Carrying    Accumulated  Depreciable              Federal
Property                     Value    Depreciation      Life     Method     Tax Basis
                               (in thousands)                             (in thousands)

Terrace Royale Apartments   $ 4,767      $ 2,145      5-40 yrs     S/L       $ 2,625
Deerfield Apartments          5,308        2,280      5-40 yrs     S/L         2,831

         Totals             $10,075      $ 4,425                             $ 5,456

See  "Item  7.  Financial   Statements,   Note  A"  for  a  description  of  the
Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                                Principal                                       Principal
                               Balance At     Stated                             Balance
                              December 31,   Interest    Period    Maturity       Due At
Property                          2002         Rate     Amortized    Date      Maturity (1)
                             (in thousands)                                   (in thousands)

Terrace Royale Apartments        $ 3,128       6.51%     20 yrs      02/19         $ --
Deerfield Apartments               3,401       7.34%     30 yrs      12/04         3,303

           Total                 $ 6,529                                         $ 3,303

(1) See "Item 7. Financial Statements - Note D" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2002 and 2001 for each property:

                                      Average Annual                 Average
                                       Rental Rate                  Occupancy
                                        (per unit)
 Property                           2002           2001         2002        2001

 Terrace Royale Apartments        $10,944         $11,168        89%         94%
 Deerfield Apartments               6,805           7,202        90%         92%

The General Partner attributes the decrease in occupancy at Terrace Royale Apartments to tenants purchasing houses due to lower mortgage interest rates and increased competition in the local market of the Seattle area.

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

Real Estate Taxes and Rates:

Real estate taxes and rates in 2002 for each property were:

                                    2002              2002
                                   Billing            Rate
                               (in thousands)

Terrace Royale Apartments           $ 69             1.31%
Deerfield Apartments                 124             3.47%

Capital Expenditures:

Terrace Royale Apartments

During the year ended December 31, 2002, the Partnership completed approximately $51,000 of capital improvements at Terrace Royale Apartments consisting primarily of appliance and floor covering replacements, structural improvements, plumbing improvements and window treatments. These improvements were funded from cash flow from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $24,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Deerfield Apartments

During the year ended December 31, 2002, the Partnership completed approximately $284,000 of capital improvements at Deerfield Apartments consisting primarily of exterior building painting, parking lot resurfacing, appliance and floor covering replacements, major landscaping, water submetering, and structural upgrades. These improvements were funded from operating cash flows, replacement reserves and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $40,800. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly held limited partnership, offered and sold 39,297 limited partnership units aggregating $9,824,250. The Partnership currently has 852 holders on record owning an aggregate of 39,287 Units. Affiliates of the General Partner owned 14,328 units or 36.47% at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2002:

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/01 - 12/31/01              $    570 (1)          $14.36
       01/01/02 - 12/31/02              $     --               $ --

(1) Distributions were made from operations and sale proceeds (see "Item 6 - Management's Discussion and Analysis or Plan of Operation" for further details).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in the year 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,328 limited partnership units in the Partnership representing 36.47% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and Units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net loss for the year ended December 31, 2002 was approximately $310,000 as compared to a net loss of approximately $292,000 for the year ended December 31, 2001.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Cheyenne Woods Apartments as loss from discontinued operations due to its sale in January 2001.

Effective April 1, 2002, the Partnership adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the loss on early extinguishment of debt of approximately $57,000 at Cheyenne Woods Apartments in discontinued operations rather than as an extraordinary item.

On January 3, 2001, Cheyenne Woods, located in Las Vegas, Nevada, was sold to an unaffiliated third party for $4,200,000. After closing expenses and other payments of approximately $120,000 and the assumption of approximately
$3,728,000 in debt by the purchaser, the net proceeds received by the Partnership were approximately $352,000. For financial statement purposes, the sale resulted in a loss of approximately $56,000, which had been recorded as an impairment loss during the year ended December 31, 2000. As a result, the financial statement impact recorded during the year ended December 31, 2001 was a loss from discontinued operations of approximately $81,000, which includes a loss on the early extinguishment of debt of approximately $57,000.

Excluding the impact of discontinued operations, the Partnership had a loss of approximately $310,000 for the year ended December 31, 2002 as compared to a loss of approximately $211,000 for the year ended December 31, 2001. The increase in loss for the year ended December 31, 2002 is due to a decrease in total revenues partially offset by a decrease in total expenses. Total revenues decreased due to a decrease in rental income and casualty gain partially offset by an increase in other income. Rental income decreased due to a decrease in occupancy and average rental rates at both investment properties and an increase in bad debt expense at Deerfield Apartments partially offset by a decrease in concessions and special promotions at both investment properties. Other income increased due to an increase in late charges and lease cancellation fees at Deerfield Apartments and utility reimbursements at Terrace Royale Apartments partially offset by a decrease in interest income due to lower cash balances maintained in interest bearing accounts at the Partnership and its investment properties. During the year ended December 31, 2002, a net casualty gain of approximately $9,000 was recorded at Deerfield Apartments. The casualty gain related to fire damage to the apartment complex. The gain was a result of the receipt of insurance proceeds of approximately $37,000 offset by approximately $28,000 of undepreciated fixed assets being written off. During the year ended December 31, 2001, a net casualty gain of approximately $36,000 was recorded at Deerfield Apartments. The casualty gain related to fire damage to the apartment complex. The gain was a result of the receipt of insurance proceeds of approximately $69,000 offset by approximately $33,000 of undepreciated fixed assets being written off.

Total expenses decreased for the year ended December 31, 2002 due to a decrease in property taxes and general and administrative expenses partially offset by an increase in depreciation expense. Property tax expense decreased due to a refund for overpayment of prior years' taxes at Deerfield Apartments. General and administrative expenses decreased due to a decrease in taxes and license fees and professional services partially offset by an increase in management reimbursements allowed to the General Partner under the Partnership Agreement. Included in general and administrative expenses for the years ended December 31, 2002 and 2001, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Depreciation expense increased due to fixed assets placed into service over the past twelve months at Deerfield Apartments.

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

Liquidity and Capital Resources

At December 31, 2002, the Registrant had cash and cash equivalents of approximately $189,000 as compared to approximately $186,000 at December 31, 2001. The increase in cash and cash equivalents of approximately $3,000 from the Registrant's year ended December 31, 2001, is due to approximately $100,000 of cash provided by operating activities and approximately $194,000 of cash provided by financing activities which was partially offset by approximately $291,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received from the casualty at Deerfield Apartments and net withdrawals from escrow accounts maintained by the mortgage lender. Cash provided by financing activities consisted of advances from an affiliate of the General Partner partially offset by payments of principal made on the mortgages encumbering the Registrant's properties and payments against advances from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $64,800. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $6,529,000 has maturity dates ranging from December 2004 to February 2019 with a balloon payment due at maturity for the mortgage encumbering Deerfield Apartments. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2018. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in thousands except per unit data):


                                          Per                               Per
                      Year Ended        Limited         Year Ended        Limited
                     December 31,     Partnership      December 31,     Partnership
                         2002             Unit             2001             Unit

Operations             $  --            $   --           $  272            $ 6.85

Sale (1)                  --                --              298              7.51
                       $  --            $   --           $  570            $14.36

(1) Distribution made from sales proceeds of Cheyenne Woods.

The Registrant's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,328 limited partnership units in the Partnership representing 36.47% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and Units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements

UNITED INVESTORS GROWTH PROPERTIES

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, independent auditors as of and for the year ended December 31, 2002

      Independent auditors' report - for the year ended December 31, 2001

      Consolidated Balance Sheet - December 31, 2002

      Consolidated Statements of Operations - Years ended December 31, 2002 and
        2001

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2002 and 2001

      Consolidated  Statements of Cash Flows - Years ended December 31, 2002 and
        2001

      Notes to Consolidated Financial Statements

                     Report of Ernst & Young LLP, Independent Auditors



The Partners
United Investors Growth Properties


We have audited the accompanying consolidated balance sheet of United Investors Growth Properties as of December 31, 2002, and the related consolidated statement of operations, change in partners' (deficit) capital, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Partnership management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Investors Growth Properties as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the consolidated financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and Statement of Financial Accounting Standards No. 145, "Recission of FSAB Statements No. 4, 44, and 64." As a result, the accompanying consolidated financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.

                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 14, 2003

                          Independent Auditors' Report



The Partners
United Investors Growth Properties


We have audited the accompanying consolidated statements of operations, changes in partners' (deficit) capital and cash flows of United Investors Growth Properties (the Partnership) for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Partnership for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, on January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64."



                                                                     /s/KPMG LLP


Greenville, South Carolina
February 8, 2002, except for Note A
  As to which the date is March 26, 2003


                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                                 $ 189
   Receivables and deposits                                                      61
   Restricted escrows                                                            82
   Other assets                                                                 133
   Investment properties (Notes B, D and G):
      Land                                                     $ 893
      Buildings and related personal property                   9,182
                                                               10,075
      Less accumulated depreciation                            (4,425)        5,650
                                                                            $ 6,115
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 44
   Tenant security deposit liabilities                                           36
   Accrued property taxes                                                        59
   Other liabilities                                                             72
   Due to General Partner                                                       418
   Mortgage notes payable (Note D)                                            6,529

Partners' Deficit
   General partner                                             $ (16)
   Limited partners (39,287 units issued and
      outstanding)                                             (1,027)       (1,043)
                                                                            $ 6,115

                See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                           Years Ended December 31,
                                                              2002         2001
                                                                        (Restated)
Revenues:
   Rental income                                             $ 1,487      $ 1,625
   Other income                                                  141          105
   Casualty gain (Note C)                                          9           36
      Total revenues                                           1,637        1,766

Expenses:
   Operating                                                     712          709
   General and administrative                                    121          158
   Depreciation                                                  440          412
   Interest                                                      496          491
   Property taxes                                                178          207
      Total expenses                                           1,947        1,977

Loss before discontinued operations                             (310)        (211)
Loss from discontinued operations                                 --          (81)

Net loss                                                     $ (310)      $ (292)

Net loss allocated to general partner (1%)                    $ (3)        $ (3)
Net loss allocated to limited partners (99%)                    (307)        (289)

                                                             $ (310)      $ (292)
Per limited partnership unit:
      Loss before discontinued operations                    $ (7.81)     $ (5.32)
      Loss from discontinued operations                           --        (2.04)
      Net loss                                               $ (7.81)     $ (7.36)

Net loss

Distributions per limited partnership unit                    $ --        $ 14.36


                See Accompanying Notes to Consolidated Financial Statements



                       UNITED INVESTORS GROWTH PROPERTIES

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            39,297        $ --      $ 9,824    $ 9,824

Partners' (deficit) capital
   at December 31, 2000                   39,287        $ (4)      $ 133      $ 129

Distribution to partners                      --           (6)       (564)      (570)

Net loss for the year ended
   December 31, 2001                          --           (3)       (289)      (292)

Partners' deficit at
   December 31, 2001                      39,287          (13)       (720)      (733)

Net loss for the year
   ended December 31, 2002                    --           (3)       (307)      (310)

Partners' deficit
   at December 31, 2002                   39,287       $ (16)     $(1,027)   $(1,043)

                See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                Years Ended December 31,
                                                                   2002        2001
Cash flows from operating activities:
  Net loss                                                       $ (310)     $ (292)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation                                                      440         412
   Loss on early extinguishment of debt                               --          57
   Casualty gain                                                      (9)        (36)
   Amortization of loan costs                                         22          22
   Change in accounts:
      Receivables and deposits                                        17           5
      Other assets                                                    (2)         14
      Accounts payable                                                10          (5)
      Tenant security deposit liabilities                            (11)        (30)
      Accrued property taxes                                          (9)         26
      Due to General Partner                                          62          10
      Other liabilities                                             (110)         22

         Net cash provided by operating activities                   100         205

Cash flows from investing activities:
  Proceeds from sale of investment property                           --         352
  Net insurance proceeds received                                     37          69
  Property improvements and replacements                            (335)       (211)
  Net withdrawals from (deposits to) restricted escrows                7         (15)

         Net cash (used in) provided by investing
           activities                                               (291)        195

Cash flows from financing activities:
  Payments on mortgage notes payable                                (152)       (142)
  Advances from general partner                                      424          28
  Repayment of advances from general partner                         (78)        (18)
  Distributions to partners                                           --        (570)

         Net cash provided by (used in) financing activities         194        (702)

Net increase (decrease) in cash and cash equivalents                   3        (302)
Cash and cash equivalents at beginning of year                       186         488
Cash and cash equivalents at end of year                          $ 189       $ 186

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 462       $ 495
Supplemental disclosure of non-cash activity:
  Mortgage assumed by purchaser of Cheyenne Woods                 $ --       $ 3,728

                See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002


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

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $154,000 at December 31, 2002 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Restricted Escrows: Replacement reserve accounts were established in 1997 with the refinancing proceeds for Deerfield Apartments. Deerfield Apartments makes a monthly deposit to establish and maintain a Replacement Reserve designated to cover necessary repairs and replacements of existing improvements at the property. A repair escrow was established in 1999 with the refinancing proceeds from Terrace Royale Apartments. The reserve account balance at December 31, 2002, was approximately $82,000 which includes interest.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and the Partnership fully reserves all balances outstanding over thirty days. In addition, the General Partner's policy is to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Investment Properties: Investment properties consist of two apartment properties and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraisal value. During the fourth quarter of 2000, the Partnership determined that Cheyenne Woods Apartments located in North Las Vegas, Nevada, with a carrying value of $4,136,000 was impaired and accordingly recorded an impairment loss of $56,000 for the year ended December 31, 2000 related to Cheyenne Woods Apartments. The fair value was based upon the sales price received for the property upon its January 3, 2001 sale date. No adjustments for impairment of value were recorded in the years ended December 31, 2002 and 2001, respectively. See "Recent Accounting Pronouncements" below.

During 2001, AIMCO, an affiliate of the General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $34,000 in 2002 compared to 2001.

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

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt at December 31, 2002, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Loan costs: Loan costs of approximately $226,000, less accumulated amortization of approximately $107,000, are included in other assets and are being amortized by the straight-line method over the life of the loans. Amortization expense is included in interest expense. Amortization expense is expected to be approximately $22,000 for 2003 and 2004 and approximately $5,000 for the years 2005 through 2007.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $34,000 and $45,000 for the years ended December 31, 2002 and 2001, respectively, were charged to operating expense as incurred.

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. As a result the consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Cheyenne Woods Apartments as loss from discontinued operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS No. 145 is effective for fiscal year beginning after May 15, 2002 with early adoption an option. The Partnership adopted SFAS No. 145 effective April 1, 2002. As a result, the accompanying consolidated statement of operations have been restated as of January 1, 2001 to reflect the loss on early extinguishment of debt of approximately $57,000 at Cheyenne Woods in discontinued operations rather than as an extraordinary item.

Note B - Sale of Investment Property

On January 3, 2001, Cheyenne Woods Apartments, located in Las Vegas, Nevada, was sold to an unaffiliated third party for $4,200,000. After closing expenses and other payments of approximately $120,000 and the assumption of approximately $3,728,000 in debt by the purchaser, the net proceeds received by the Partnership were approximately $352,000. For financial statement purposes, the sale resulted in a loss of approximately $56,000, which was recorded as an impairment loss during the year ended December 31, 2000. As a result, the only financial statement impact recorded during the year ended December 31, 2001 was the recognition of a loss from discontinued operations of approximately $81,000, which includes a loss on the early extinguishment of debt of approximately $57,000 due to the write off of unamortized loan costs.

Note C - Casualty Gain

During the year ended December 31, 2002 a net casualty gain of approximately $9,000 was recorded at Deerfield Apartments. The casualty gain related to fire damage to the apartment complex that occurred on October 26, 2001. The gain was a result of the receipt of insurance proceeds of approximately $37,000 offset by approximately $28,000 of undepreciated fixed assets being written off.

During the year ended December 31, 2001, a net casualty gain of approximately $36,000 was recorded at Deerfield Apartments. The casualty gain related to fire damage to the apartment complex. The gain was a result of the receipt of insurance proceeds of approximately $69,000 offset by approximately $33,000 of undepreciated fixed assets being written off.

Note D - Mortgage Notes Payable


                               Principal     Monthly                          Principal
                               Balance At    Payment     Stated                Balance
                              December 31,  Including   Interest  Maturity      Due At
                                  2002       Interest     Rate      Date       Maturity
Property                          (in thousands)                           (in thousands)

Terrace Royale Apartments       $ 3,128        $ 26      6.51%      02/19        $ --
Deerfield Apartments              3,401           25     7.34%      12/04        3,303

           Total                $ 6,529        $ 51                            $ 3,303

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

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2002 are as follows (in thousands):

                               2003              $ 162
                               2004               3,472
                               2005                 129
                               2006                 137
                               2007                 147
                            Thereafter            2,482
                                                $ 6,529

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the years ended December 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately
$85,000  and  $95,000  for  the  years  ended   December   31,  2002  and  2001,
respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $82,000 and $67,000 for the years ended December 31, 2002 and 2001. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $26,000 and $17,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. As of December 31, 2002, the Partnership owed approximately $51,000 to an affiliate of the General Partner for reimbursement of accountable administrative expenses.

During the years ended December 31, 2002 and 2001, an affiliate of the General Partner advanced the Partnership approximately $424,000 and $28,000 to cover operating obligations at Deerfield Apartments and the Partnership. The Partnership was able to repay approximately $78,000 and $18,000 of such advances during the years ended December 31, 2002 and 2001, respectively. At December 31, 2002, the Partnership owed an affiliate of the General Partner approximately $367,000. Interest is being charged at prime rate plus 2%, or 6.25%, at December 31, 2002, in accordance with the Partnership Agreement. During the year ended December 31, 2002, the Partnership recognized interest expense of approximately $15,000 relative to obligations to affiliates. No interest expense was recognized during the year ended December 31, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $29,000 and $18,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,328 limited partnership units in the Partnership representing 36.47% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and Units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as it sole stockholder.

Note F - Income Tax

The following is a reconciliation between net loss as reported in the consolidated financial statements and Federal taxable loss allocated to the partners in the Partnership's tax return for the years ended December 31, 2002 and 2001 (in thousands, except per unit data):

                                                     2002         2001

Net loss as reported                             $  (310)     $  (292)
Add (deduct):
   Deferred revenue and other liabilities             (2)           3
   Depreciation differences                          (44)         144
   Nondeductible reserves and allowances             (33)          28
   Other                                              (9)         (57)

Federal taxable loss                             $  (398)     $  (174)

Federal taxable loss per limited
   partnership unit                              $ (9.85)     $ (4.38)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities at December 31, 2002 (in thousands):

Net liabilities as reported              $(1,043)
Differences in basis of assets
  and liabilities:
     Accumulated depreciation               (101)
     Other assets and liabilities             65
     Syndication costs                     1,362
     Cost of property                        (94)
Net assets - tax basis                   $   189

Note G - Investment Properties and Accumulated Depreciation


                                                     Initial Cost
                                                    To Partnership
                                                    (in thousands)
                                                             Buildings        Net Cost
                                                            and Related     Capitalized
                                                             Personal      Subsequent to
Description                    Encumbrances      Land        Property       Acquisition
                              (in thousands)                               (in thousands)
Terrace Royale Apartments        $ 3,128         $ 653        $ 3,496          $ 618
Deerfield Apartments               3,401            240         3,891           1,177

           Totals                $ 6,529         $ 893        $ 7,387         $ 1,795



                   Gross Amount At Which
                          Carried
                    At December 31, 2002
                      (in thousands)

                          Buildings
                         And Related
                          Personal            Accumulated     Date of      Date   Depreciable
Description       Land    Property    Total   Depreciation  Construction Acquired Life-Years
                                             (in thousands)
Terrace Royale
 Apartments      $ 653     $ 4,114   $ 4,767    $ 2,145      1987-1988   11/01/88    5-40
Deerfield
 Apartments         240      5,068     5,308      2,280         1986     10/24/90    5-40
    Totals       $ 893     $ 9,182   $10,075    $ 4,425

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                              Years Ended December 31,
                                                2002            2001
                                                   (in thousands)
   Investment Properties
   Balance at beginning of year                $ 9,779        $16,073
     Property improvements                         335            211
     Casualty event write off                      (39)           (55)
     Sale of property                               --         (6,450)
   Balance at end of year                      $10,075        $ 9,779

   Accumulated Depreciation
   Balance at beginning of year                $ 3,996        $ 5,976
     Additions charged to expense                  440            412
     Casualty event write off                      (11)           (22)
     Sale of property                               --         (2,370)
   Balance at end of year                      $ 4,425        $ 3,996

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is approximately $9,982,000 and $9,683,000, respectively. The accumulated depreciation taken for Federal income tax purposes is approximately $4,526,000 and $4,042,000 at December 31, 2002 and 2001,
respectively.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Effective June 27, 2002, the Registrant dismissed its prior Independent Auditors, KPMG LLP ("KPMG") and retained as its new Independent Auditors, Ernst & Young LLP. KPMG's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by UIRE's directors. During the calendar year ended 2001 and through June 27, 2002, there were no disagreements between the Registrant and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

Effective June 27, 2002, the Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through June 27, 2002, the Registrant did not consult Ernst & Young LLP regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulation S-B.


                                    PART III

Item 9. Director, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

United Investors Growth Properties (the "Registrant" or "Partnership") has no officers or directors. United Investors Real Estate, Inc. ("UIRE" or the
"General Partner") manages and controls the Partnership and has general responsibility and authority in all matters affecting its business.

The names of the director and the executive officers of UIRE, their ages and the nature of all positions with UIRE presently held by them are set forth below. There are no family relationships between or among any officers and directors.

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director
Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer
Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 1, 2002. Mr. McAuliffe has served as
Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $33,000 and non-audit services (tax-related) of approximately $15,000.

Item 10.    Executive Compensation

Neither the director nor the officers received any remuneration from the Partnership during the year ended December 31, 2002.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as provided below as of December 31, 2002, no affiliate of the General Partner or no person was known by the Partnership to be the beneficial owner of more than 5 percent (5%) of the Units of the Partnership:

               Entity                   Number of Units      Percentage of Total
AIMCO Properties, LP                         10,392                 26.45%
  (an affiliate of AIMCO)
United Investors Real Estate, Inc.            3,926                  9.99%
  (the General Partner and an
  affiliate of AIMCO)
Insignia Properties, LP                          10                   .03%
  (an affiliate of AIMCO)

Insignia Properties, LP and United Investors Real Estate, Inc. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina, 29602.

AIMCO Properties, LP is indirectly but ultimately controlled by AIMCO. Its business address is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

During the years ended December 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately
$85,000  and  $95,000  for  the  years  ended   December   31,  2002  and  2001,
respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $82,000 and $67,000 for the years ended December 31, 2002 and 2001. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $26,000 and $17,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. As of December 31, 2002, the Partnership owed approximately $51,000 to an affiliate of the General Partner for reimbursement of accountable administrative expenses.

During the years ended December 31, 2002 and 2001, an affiliate of the General Partner advanced the Partnership approximately $424,000 and $28,000 to cover operating obligations at Deerfield Apartments and the Partnership. The Partnership was able to repay approximately $78,000 and $18,000 of such advances during the years ended December 31, 2002 and 2001. At December 31, 2002, the Partnership owed an affiliate of the General Partner approximately $367,000. Interest is being charged at prime rate plus 2%, or 6.25%, at December 31, 2002, in accordance with the Partnership Agreement. During the year ended December 31, 2002, the Partnership recognized interest expense of approximately $15,000 relative to obligations to affiliates. No interest expense was recognized during the year ended December 31, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $29,000 and $18,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,328 limited partnership units in the Partnership representing 36.47% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and Units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index attached

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2002:

            None.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.


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


                                    UNITED INVESTORS GROWTH PROPERTIES


                                    By:   United Investors Real Estate, Inc.
                                          Its General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President and
                                          Chief Accounting Officer

                              Date: March 28, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Patrick J. Foye      Executive Vice President      Date: March 28, 2003
Patrick J. Foye         and Director

/s/Thomas C. Novosel    Senior Vice President         Date: March 28, 2003
Thomas C. Novosel       and Chief Accounting Officer


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of United Investors Growth Properties;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                                  /s/Patrick J. Foye
                                  Patrick J. Foye
                                  Executive  Vice  President  of  United
                                  Investors  Real Estate, Inc.,  equivalent of
                                  the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of United Investors Growth Properties;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                                    /s/Paul J. McAuliffe
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of United Investors Real Estates,
                                    Inc., equivalent of the chief financial
                                    officer of the Partnership

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


                       UNITED INVESTORS GROWTH PROPERTIES

                                INDEX TO EXHIBITS


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

99   Certification of Chief Executive Officer and Chief Financial Officer.

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of United Income Growth Partnership (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 28, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 28, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.