Form 10QSB
period 2003-03-31
UNITED INVESTORS GROWTH PROPERTIES
filed 2003-05-15
CIK 831663

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT of 1934

                   For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT of 1934


                For the transition period from _________to _________

                         Commission file number 0-17645


                       UNITED INVESTORS GROWTH PROPERTIES
             (Exact Name of Registrant as Specified in Its Charter)



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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2003


Assets
   Cash and cash equivalents                                                 $ 250
   Receivables and deposits                                                      71
   Restricted escrows                                                            31
   Other assets                                                                 126
   Investment properties:
       Land                                                   $ 893
       Buildings and related personal property                 9,157
                                                              10,050
       Less accumulated depreciation                          (4,525)         5,525
                                                                            $ 6,003
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 77
   Tenant security deposit liabilities                                           37
   Accrued property taxes                                                        63
   Due to General Partner                                                       442
   Other liabilities                                                            104
   Mortgage notes payable                                                     6,490

Partners' Deficit
   General partner                                            $ (18)
   Limited partners (39,287 units
      issued and outstanding)                                 (1,192)        (1,210)
                                                                            $ 6,003


                   See Accompanying Notes to Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                               Three Months Ended
                                                                   March 31,
                                                                2003          2002
Revenues:
   Rental income                                               $ 315         $ 389
   Other income                                                    21            32
   Casualty gain                                                   13            --
       Total revenues                                             349           421

Expenses:
   Operating                                                      184           156
   General and administrative                                      32            33
   Depreciation                                                   111           105
   Interest                                                       125           122
   Property taxes                                                  64            54
       Total expenses                                             516           470

Net loss                                                       $ (167)       $ (49)

Net loss allocated to general partner (1%)                      $ (2)         $ --
Net loss allocated to limited partners (99%)                     (165)          (49)
                                                               $ (167)       $ (49)

Net loss per limited partnership unit                          $(4.20)       $(1.25)

                   See Accompanying Notes to Financial Statements


                       UNITED INVESTORS GROWTH PROPERTIES

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        39,297       $ --       $ 9,824      $ 9,824

Partners' deficit at
   December 31, 2002                  39,287      $ (16)      $(1,027)     $(1,043)

Net loss for the three months
   ended March 31, 2003                  --           (2)        (165)        (167)

Partners' deficit at
   March 31, 2003                     39,287      $ (18)      $(1,192)     $(1,210)


                   See Accompanying Notes to Financial Statements


                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                   2003         2002
Cash flows from operating activities:
  Net loss                                                       $ (167)      $ (49)
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Casualty gain                                                 (13)          --
      Depreciation                                                  111          105
      Amortization of loan costs                                      6            6
      Change in accounts:
        Receivables and deposits                                    (10)           9
        Other assets                                                  1          (33)
        Accounts payable                                             33           56
        Tenant security deposit liabilities                           1           (2)
        Accrued property taxes                                        5          (23)
        Due to General Partner                                       24           23
        Other liabilities                                            32         (107)

           Net cash provided by (used in) operating
               activities                                            23          (15)

Cash flows from investing activities:
  Net insurance proceeds received                                    39           --
  Property improvements and replacements                            (13)        (130)
  Net withdrawals from restricted escrows                            51           26

           Net cash provided by (used in) investing
              activities                                             77         (104)

Cash flows from financing activities:
  Proceeds from General Partner advances                             --           70
  Payments on advances from General Partner                          --           (5)
  Payments on mortgage notes payable                                (39)         (37)

           Net cash (used in) provided by financing
              activities                                             (39)         28

Net increase (decrease) in cash and cash equivalents                 61          (91)

Cash and cash equivalents at beginning of period                    189          186
Cash and cash equivalents at end of period                       $ 250        $ 95

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 114        $ 116
Supplemental disclosure of non-cash activity:
  Fixed assets in accounts payable                                $ --        $ 47

                   See Accompanying Notes to Financial Statements


                       UNITED INVESTORS GROWTH PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Growth Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner" or "UIRE"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

For the period ended March 31, 2003, the General Partner was an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. On May 1, 2003, Everest Properties, Inc., a California corporation ("Everest") acquired all of the capital stock of the General Partner. The capital stock was acquired in connection with the purchase by Everest or its affiliates of limited partnership units (the "Units") in partnerships for which UIRE serves as the general partner. As the sole stockholder of UIRE, Everest is in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership. Everest does not directly own any limited partner interest of the Partnership, however, Everest's affiliate, Everest Properties, LLC, owns 14,344 Units representing approximately 36.5% of the outstanding Units.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2003 and 2002, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $18,000 and $21,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $18,000 and $24,000 for the three month periods ended March 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $6,000 for the three months ended March 31, 2002. No such fees were charged during the three months ended March 31, 2003. The construction management service fees are calculated based on a percentage of current year additions to investment properties. As of March 31, 2003, the Partnership owed approximately $69,000 to an affiliate of the General Partner for reimbursement of accountable administrative expenses.

During the three months ended March 31, 2002, an affiliate of the General Partner advanced the Partnership approximately $70,000 to cover operating obligations at Deerfield Apartments. The Partnership was able to repay approximately $5,000 of such advances during the same period. At March 31, 2003, the Partnership owed an affiliate of the General Partner approximately $373,000 which includes advances and accrued interest from 2002. Interest is being charged at prime rate plus 2%, or 6.25% at March 31, 2003, in accordance with the Partnership Agreement. During the three months ended March 31, 2002, the Partnership made interest payments of approximately $1,000 and recognized interest expense of approximately $1,000. No payments were made during the three months ended March 31, 2003. During the three months ended March 31, 2003, the Partnership recognized interest expense of approximately $6,000 relatively to obligations to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2003 and 2002 the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $24,000 and $29,000.

Note C - Casualty Gain

During the three months ended March 31, 2003 a net casualty gain of approximately $13,000 was recorded at Deerfield Apartments. The casualty gain related to mold damage to the apartment complex that occurred in October 2002. The gain was a result of the receipt of insurance proceeds of approximately $39,000 offset by approximately $26,000 of undepreciated fixed assets being written off.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Terrace Royale Apartments                     83%        93%
         Bothell, Washington

      Deerfield Apartments                          80%        86%
         Memphis, Tennessee

The General Partner attributes the decrease in occupancy at Terrace Royale Apartments to major job reductions and increased competition in the local market of the Seattle area.

The General Partner attributes the decrease in occupancy at Deerfield Apartments to increased competition in the local market and the evictions of undesirable tenants.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2003 was approximately $167,000 compared to a net loss of approximately $49,000 for the three months ended March 31, 2002. The increase in net loss is due to a decrease in total revenues and an increase in total expenses. Total revenues decreased due to a decrease in rental income and other income partially offset by a casualty gain. Rental income decreased due to a decrease in occupancy at both investment properties and an increase in bad debt expense at Deerfield Apartments. Other income decreased due to a decrease in tenant reimbursements. During the three months ended March 31, 2003, a net casualty gain of approximately $13,000 was recorded at Deerfield Apartments. The casualty gain related to mold damage to the apartment complex. The gain was a result of the receipt of insurance proceeds of approximately $39,000 offset by approximately $26,000 of undepreciated fixed assets being written off.

The increase in total expenses was due to an increase in operating and property tax expenses. Operating expenses increased due to an increase in property and maintenance expenses. Property expense increased due to an increase in sewer expense at Terrace Royale Apartments. Maintenance expense increased due to an increase in repairs at Deerfield Apartments. Property tax expense increased as a result of the increase in assessed value at Deerfield Apartments by the City of Memphis.

Included in general and administrative expenses are management reimbursements to the General Partner as allowed under the Partnership Agreement and management fees paid to the General Partner in connection with distributions made from operations. Also included are costs associated with the quarterly communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership held cash and cash equivalents of approximately $250,000 as compared to approximately $95,000 at March 31, 2002. The increase in cash and cash equivalents of approximately $61,000 from December 31, 2002, is due to approximately $77,000 of cash provided by investing activities and approximately $23,000 of cash provided by operating activities, partially offset by approximately $39,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds received from the casualty at Deerfield Apartments and net withdrawals from escrow accounts maintained by the mortgage lender, partially offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership's invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Terrace Royale Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $7,000 of capital improvements at Terrace Royale Apartments, consisting primarily of appliance replacements, sprinkler system and window treatments. These improvements were funded from operations and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $32,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, cabinets, appliance replacements and HVAC. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Deerfield Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $6,000 of capital improvements at Deerfield Apartments, consisting primarily of door replacements and air conditioning units. These improvements were funded from operations and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $22,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $6,490,000 has maturity dates ranging from December 2004 to February 2019 with a balloon payment of approximately
$3,303,000 due at maturity in December 2004 for the mortgage encumbering Deerfield Apartments. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership did not distribute any funds during the three months ended March 31, 2003 and 2002. The Partnership's cash available for distribution is reviewed on a monthly basis. Future distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners during the remainder of 2003 or subsequent periods.

Other

AIMCO was the indirect sole stockholder of UIRE, the sole general partner of the Partnership, and therefore held all of the general partner interest in the Partnership. In addition, AIMCO and its affiliates owned 14,328 limited partnership units (the "Units") in the Partnership representing 36.47% of the outstanding Units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. On May 1, 2003, Everest acquired all of the capital stock of the General Partner. The capital stock was acquired in connection with the purchase by Everest or its affiliates of limited partners interest in partnerships for which UIRE serves as the general partner. As the sole stockholder of UIRE, Everest is in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership. Everest does not directly own any limited partner interest of the Partnership, however, Everest's affiliate, Everest Properties, LLC, owns 14,344 Units representing approximately 36.5% of the outstanding Units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Everest as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Everest, as it sole stockholder.

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

ITEM 5.   OTHER INFORMATION

On May 1, 2003, there was a change in control of the General Partner of the Partnership, see discussion in Part I - Item 2. Management's Discussion and Analysis or Plan of Operation - Other.

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

                  99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2003.

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


                                    Date: May 15, 2003

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


Date:  May 15, 2003

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


Date:  May 15, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of United Income Growth Partnership (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 15, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 15, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.