Form 10QSB
period 2003-06-30
UNITED INVESTORS GROWTH PROPERTIES
filed 2003-08-14
CIK 831663

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT of 1934

                    For the quarterly period ended June 30, 2003


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


                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2003



Assets
   Cash and cash equivalents                                                 $ 168
   Receivables and deposits                                                      63
   Restricted escrows                                                             6
   Other assets                                                                 151
   Investment properties:
       Land                                                   $ 893
       Buildings and related personal property                 9,242
                                                              10,135
       Less accumulated depreciation                          (4,638)         5,497
                                                                            $ 5,885
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 78
   Tenant security deposit liabilities                                           39
   Accrued property taxes                                                        91
   Due to affiliates of AIMCO                                                   487
   Other liabilities                                                            102
   Mortgage notes payable                                                     6,450

Partners' Deficit
   General partner                                            $ (19)
   Limited partners (39,287 units
      issued and outstanding)                                 (1,343)        (1,362)
                                                                            $ 5,885

            See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                            Three Months Ended        Six Months Ended
                                                 June 30,                 June 30,
                                             2003        2002         2003          2002

Revenues:
  Rental income                             $  303      $  350        $  618      $  739
  Other income                                  26          40            47          72
  Casualty gain                                  2          --            15          --
     Total revenues                            331         390           680         811

Expenses:
  Operating                                    157         185           341         341
  General and administrative                    18          31            50          64
  Depreciation                                 115         112           226         217
  Interest                                     125         123           250         245
  Property taxes                                68          53           132         107
     Total expenses                            483         504           999         974

Net loss                                    $ (152)     $ (114)       $ (319)     $ (163)

Net loss allocated to
   general partner (1%)                     $   (1)     $   (1)       $   (3)     $   (2)
Net loss allocated to
   limited partners (99%)                     (151)       (113)         (316)       (161)
                                            $ (152)     $ (114)       $ (319)     $ (163)

Net loss per limited partnership unit       $(3.84)     $(2.88)       $(8.04)     $(4.10)


            See Accompanying Notes to Consolidated Financial Statements



                       UNITED INVESTORS GROWTH PROPERTIES

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        39,297       $ --       $ 9,824      $ 9,824

Partners' deficit at
   December 31, 2002                  39,287      $ (16)      $(1,027)     $(1,043)

Net loss for the six months
   ended June 30, 2003                   --           (3)        (316)        (319)

Partners' deficit at
   June 30, 2003                      39,287      $ (19)      $(1,343)     $(1,362)


            See Accompanying Notes to Consolidated Financial Statements



                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                       2003    2002
Cash flows from operating activities:
  Net loss                                                       $ (319)     $ (163)
  Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Casualty gain                                                 (15)          --
      Depreciation                                                  226          217
      Amortization of loan costs                                     11           11
      Change in accounts:
        Receivables and deposits                                     (2)           9
        Other assets                                                (29)         (22)
        Accounts payable                                             34           25
        Tenant security deposit liabilities                           3           (4)
        Accrued property taxes                                       32           (5)
        Due to General Partner                                       36           27
        Other liabilities                                            30          (60)

           Net cash provided by operating activities                  7           35

Cash flows from investing activities:
  Insurance proceeds received                                        46           --
  Property improvements and replacements                           (104)        (265)
  Net withdrawals from restricted escrows                            76           17

           Net cash provided by (used in) investing
              activities                                             18         (248)

Cash flows from financing activities:
  Advances from affiliates of AIMCO                                  33          297
  Payments on advances from affiliates of AIMCO                      --          (50)
  Payments on mortgage notes payable                                (79)         (75)

           Net cash (used in) provided by financing
              activities                                             (46)        172

Net decrease in cash and cash equivalents                           (21)         (41)

Cash and cash equivalents at beginning of period                    189          186
Cash and cash equivalents at end of period                       $ 168        $ 145

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 228        $ 233

            See Accompanying Notes to Consolidated Financial Statements


                       UNITED INVESTORS GROWTH PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2003

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Growth Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner" or "UIRE"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

For part of the period ended June 30, 2003, the General Partner was an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. On May 1, 2003, Everest Properties, Inc., a California corporation ("Everest") acquired all of the capital stock of the General Partner. As the sole stockholder of UIRE, Everest is in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership. In connection with this transaction, the General Partner and the Partnership have entered into a Services Agreement effective May 1, 2003 (the "Services Agreement") with NHP Management Company ("NHP"), an affiliate of AIMCO, whereby NHP will provide portfolio management services and property management services for the Partnership. The portfolio management services shall include the services the General Partner of the Partnership generally performs or procures in connection with the management of the Partnership. As compensation for providing the portfolio management services and the property management services, the General Partner will pay and assign over to NHP all of the income, distributions, fees, commissions, reimbursements and other payments payable by the Partnership to the General Partner or any of its affiliates.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner or NHP and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Pursuant to the Services Agreement discussed in "Note A", all such payments for services provided for in the Partnership Agreement shall be paid to NHP which owns a significant number of limited partnership units as discussed below.

During the six months ended June 30, 2003 and 2002, affiliates of NHP received 5% of gross receipts from both of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $34,000 and $40,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of NHP received reimbursement of accountable administrative expenses amounting to approximately $23,000 and $52,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of AIMCO of approximately $22,000 for the six months ended June 30, 2002. No such fees were charged during the six months ended June 30, 2003. The construction management service fees are calculated based on a percentage of current year additions to investment properties. As of June 30, 2003, the Partnership owed approximately $75,000 to an affiliate of AIMCO for reimbursement of accountable administrative expenses.

During the six months ended June 30, 2003 and 2002, an affiliate of AIMCO advanced the Partnership approximately $33,000 and $297,000, respectively, to cover operating obligations at Deerfield Apartments. The Partnership was able to repay approximately $50,000 of such advances during 2002. At June 30, 2003, the Partnership owed an affiliate of AIMCO approximately $412,000 which includes advances and accrued interest from 2002. Interest is being charged at the prime rate plus 2%, or 6.00% at June 30, 2003, in accordance with the Partnership Agreement. During the six months ended June 30, 2002, the Partnership made interest payments of approximately $2,000 and recognized interest expense of approximately $4,000. No payments were made during the six months ended June 30, 2003. During the six months ended June 30, 2003, the Partnership recognized interest expense of approximately $12,000 relative to obligations to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $24,000 and $29,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Gain

In October 2002, one of the Partnership's investment properties, Deerfield Apartments, incurred mold damage. As a result of the damage, approximately $44,000 of fixed assets and approximately $13,000 of accumulated depreciation were written off resulting in a net write off of approximately $31,000. During the six months ended June 30, 2003, the property received approximately $46,000 in proceeds from the insurance company to repair the mold damage and recognized a casualty gain of approximately $15,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

Note D - Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Terrace Royale Apartments                     84%        90%
         Bothell, Washington

      Deerfield Apartments                          80%        88%
         Memphis, Tennessee

The General Partner attributes the decrease in occupancy at Terrace Royale Apartments to major job reductions and increased competition in the local market of the Seattle area.

The General Partner attributes the decrease in occupancy at Deerfield Apartments to increased competition in the local market and the evictions of undesirable tenants.

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2003 was approximately $152,000 and $319,000 compared to a net loss of approximately $114,000 and $163,000 for the three and six months ended June 30, 2002. The increase in net loss for the three month period is due to a decrease in total revenues partially offset by a decrease in total expenses. The increase in net loss for the six month period is due to a decrease in total revenues and an increase in total expenses. Total revenues for both periods decreased due to decreases in rental and other income partially offset by a casualty gain. Rental income decreased due to a decrease in occupancy at both investment properties and an increase in resident concessions at Deerfield Apartments. Other income decreased due to a decrease in resident charges and fees at Deerfield Apartments.

During the six months ended June 30, 2003, a net casualty gain of approximately $15,000 was recorded at Deerfield Apartments. The casualty gain related to mold damage to the apartment complex. The property received approximately $46,000 in proceeds from the insurance company to repair the mold damage and recognized a casualty gain of approximately $15,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

The increase in total expenses for the six month period is due to an increase in property tax expense. The decrease in total expenses for the three month period is due to a decrease in operating expenses partially offset by an increase in property tax expense. Operating expenses decreased due to decreases in maintenance expense. Maintenance expense decreased due to decreases in contract labor at Terrace Royal Apartments. Property tax expense increased as a result of an increase in the assessed value at Deerfield Apartments.

Included in general and administrative expenses are management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included are costs associated with the quarterly communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2003, the Partnership had cash and cash equivalents of approximately $168,000 compared to approximately $145,000 at June 30, 2002. The decrease in cash and cash equivalents of approximately $21,000 from December 31, 2002, is due to approximately $46,000 of cash used in financing activities partially offset by approximately $18,000 of cash provided by investing activities and approximately $7,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment properties partially offset by advances from the general partner. Cash provided by investing activities consisted of insurance proceeds received from the casualty at Deerfield Apartments and net withdrawals from escrow accounts maintained by the mortgage lender, partially offset by property improvements and replacements. The Partnership's invests its working capital reserves in interest bearing accounts.

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

Terrace Royale Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $19,000 of capital improvements at Terrace Royale Apartments, consisting primarily of appliance, floor covering and window treatment replacements and sprinkler system upgrades. These improvements were funded from operations and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $15,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, cabinet, appliance, and HVAC replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Deerfield Apartments

During  the  six  months  ended  June  30,  2003,  the   Partnership   completed
approximately $85,000 of capital improvements at Deerfield Apartments, consisting primarily of appliance replacements and additional air conditioning units. These improvements were funded from operations and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $15,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $6,450,000 has maturity dates ranging from December 2004 to February 2019 with a balloon payment of approximately
$3,303,000 due at maturity in December 2004 for the mortgage encumbering Deerfield Apartments. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced and/or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership did not distribute any funds during the six months ended June 30, 2003 and 2002. The Partnership's cash available for distribution is reviewed on a monthly basis. Future distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners during the remainder of 2003 or subsequent periods.

Other

Until May 1, 2003, AIMCO was the indirect sole stockholder of UIRE, the sole general partner of the Partnership, and therefore held all of the general partner interest in the Partnership. On May 1, 2003, Everest acquired all of the capital stock of the General Partner. The capital stock was acquired in connection with the purchase by Everest or its affiliates of limited partners interest in partnerships for which UIRE serves as the general partner. In connection with the acquisition of UIRE, Everest also acquired the 14,328 limited partnership units (the "Units") owned by AIMCO as of May 1, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. As the sole stockholder of UIRE, Everest is in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership. An Everest affiliate, Everest Properties, LLC, owns 14,344 Units representing approximately 36.5% of the outstanding Units as of June 30, 2003. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Everest as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Everest, as it sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

          31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  Current Report filed on Form 8-K dated May 1, 2003 and filed May 15, 2003 disclosing the acquisition of all capital stock of United Investor Real Estate, Inc. by Everest Properties, Inc.

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


                                    Date: August 13, 2003

Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of United Investors Growth Properties;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

 5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President of United Investors
                                    Real Estate, Inc., equivalent of the  chief
                                    executive officer of the Partnership


Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of United Investors Growth Properties;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date:  August 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of United Income Growth Partnership (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.