Form 10QSB
period 2003-09-30
UNITED INVESTORS GROWTH PROPERTIES
filed 2004-04-05
CIK 831663

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

                    For the quarterly period ended September 30, 2003


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2003



Assets
   Cash and cash equivalents                                                 $ 81
   Receivables and deposits                                                      58
   Restricted escrows                                                            16
   Other assets                                                                  48
   Investment property:
       Land                                                   $ 240
       Buildings and related personal property                 5,114
                                                               5,354
       Less accumulated depreciation                          (2,466)         2,888
   Assets held for distribution                                               2,688
                                                                            $ 5,779
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 95
   Tenant security deposit liabilities                                           22
   Accrued property taxes                                                        30
   Due to affiliates                                                            517
   Other liabilities                                                             93
   Mortgage note payable                                                      3,364
   Liabilities related to assets held for distribution                        3,078

Partners' Deficit
   General partner                                            $ (20)
   Limited partners (39,287 units
      issued and outstanding)                                 (1,400)        (1,420)
                                                                            $ 5,779

               See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                           Three Months Ended         Nine Months Ended
                                              September 30,             September 30,
                                            2003         2002         2003         2002
                                                      (Restated)                (Restated)

Revenues:
  Rental income                            $  170      $  198        $   441      $  545
  Other income                                 18          16             32          53
  Casualty gain (Note C)                       --           9             15           9
     Total revenues                           188         223            488         607

Expenses:
  Operating                                   102         103            273         260
  General and administrative                    8          31             58          95
  Depreciation                                 66          66            199         192
  Interest                                     72          73            218         211
  Property taxes                              (24)         38             67         110
     Total expenses                           224         311            815         868

Loss from continuing operations               (36)        (88)          (327)       (261)
Loss from discontinued operations             (22)        (29)           (50)        (19)

Net loss                                   $  (58)     $ (117)       $  (377)     $ (280)

Net loss allocated to general
  partner (1%)                             $   (1)     $   (1)       $    (4)     $   (3)
Net loss allocated to limited
  partners (99%)                              (57)       (116)          (373)       (277)
                                           $  (58)     $ (117)       $  (377)     $ (280)
Per limited partnership unit:
  Loss from continuing operations          $(0.89)     $(2.22)       $ (8.23)     $(6.57)
  Loss from discontinued operations         (0.56)      (0.73)         (1.26)      (0.48)

Net loss                                   $(1.45)     $(2.95)       $ (9.49)     $(7.05)

               See Accompanying Notes to Consolidated Financial Statements


                       UNITED INVESTORS GROWTH PROPERTIES

                  CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)




                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        39,297       $ --       $ 9,824      $ 9,824

Partners' deficit at
   December 31, 2002                  39,287      $ (16)      $(1,027)     $(1,043)

Net loss for the nine months
   ended September 30, 2003              --           (4)        (373)        (377)

Partners' deficit at
   September 30, 2003                 39,287      $ (20)      $(1,400)     $(1,420)


               See Accompanying Notes to Consolidated Financial Statements


                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                    2003      2002
Cash flows from operating activities:
  Net loss                                                       $ (377)     $ (280)
  Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Casualty gain                                                 (15)          (9)
      Depreciation                                                  337          328
      Amortization of loan costs                                     17           17
      Change in accounts:
        Receivables and deposits                                    (23)          17
        Other assets                                                (31)         (12)
        Accounts payable                                             51          (18)
        Tenant security deposit liabilities                           5           (7)
        Accrued property taxes                                      (15)         (15)
        Due to affiliates                                            42           43
        Other liabilities                                            21          (21)
           Net cash provided by operating activities                 12           43

Cash flows from investing activities:
  Net insurance proceeds received                                    46           37
  Property improvements and replacements                           (119)        (314)
  Net withdrawals from restricted escrows                            16            7
           Net cash used in investing activities                    (57)        (270)

Cash flows from financing activities:
  Proceeds from General Partner advances                             57          414
  Payments on advances from General Partner                          --          (78)
  Payments on mortgage notes payable                               (120)        (113)
           Net cash (used in) provided by financing
              activities                                             (63)        223

Net decrease in cash and cash equivalents                          (108)          (4)

Cash and cash equivalents at beginning of period                    189          186
Cash and cash equivalents at end of period                        $ 81        $ 182

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 337        $ 369

               See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2003


Note A - Going Concern

The accompanying consolidated financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses, suffers from a lack of cash, and has advances due to the General Partner. In addition, the remaining active property in the Partnership, Deerfield Apartments, has experienced decreasing occupancy levels. The General Partner is currently evaluating the capital improvements needed at the property to improve its condition and increase occupancy. Upon completion of any needed capital improvements, the General Partner intends to market the property for sale.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from these uncertainties.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Growth Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner" or "UIRE"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

Until May 1, 2003, the General Partner was an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. On May 1, 2003, Everest Properties, Inc. ("Everest"), a California corporation, acquired all of the capital stock of the General Partner and held the capital stock of the General Partner until February 27, 2004 when Everest transferred it back to an affiliate of AIMCO. The capital stock was acquired in connection with the purchase by Everest or its affiliates of limited partnership units (the "Units") in partnerships in which UIRE serves as the general partner. From May 1, 2003 to February 27, 2004, as the sole stockholder of UIRE, Everest was in a position to remove and elect the directors of UIRE and consequently to control the Partnership. Everest did not directly own any limited partnership interests of the Partnership, however, Everest's affiliate, Everest Properties, LLC, owned 14,328 Units.

In connection with the transaction described above, the General Partner and the Partnership entered into a Services Agreement effective May 1, 2003 ("the Services Agreement") with Everest, pursuant to which Everest agreed to provide or arrange for the provision of portfolio management services and property management services for the Partnership. Subject to certain limitations, the portfolio management services included the services the General Partner of the Partnership generally performs or procures in connection with management of the Partnership. As compensation for providing the portfolio management services and the property management services, the General Partner agreed to pay and assign over to Everest all of the income, distributions, fees, commissions, reimbursements and other payments payable by the Partnership to the General Partner or any of its affiliates. Between May 1, 2003 and February 27, 2004, at Everest's direction, affiliates of AIMCO have continued to provide certain portfolio and property management services for the Partnership.

On February 27, 2004, AIMCO and its affiliates reacquired all of the capital stock of UIRE and 14,328 Units in the Partnership from Everest. Upon the effective date of the transaction, the Services Agreement was terminated and AIMCO, as the sole stockholder of UIRE, was again in a position to control the Partnership. Subsequent to December 31, 2003, an affiliate of AIMCO loaned approximately $193,000 to the Partnership to be used to fund the operations of Deerfield Apartments.

Prior to February 27, 2004, the Partnership owned 100% of the membership interest in AIMCO Terrace Royale, L.L.C., a Delaware limited liability company. Effective January 1, 2004, the Partnership adopted a new operating agreement for that company, appointed Everest as its manager, changed the company's name to Everest Terrace Royale, LLC ("Terrace Royale"), and distributed to its partners all of the membership interests that the Partnership held in Terrace Royale, as a distribution in kind. The record date for the distribution, and the effective date for allocation, tax and all other purposes, was January 1, 2004. Limited partners of the Partnership received one unit of membership interest in Terrace Royale for each unit of limited partnership interest held in the Partnership on the record date.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or
Disposal of Long-Live Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of Terrace Royale as loss from discontinued operations due to the distribution of the property out of the Partnership in January 2004.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner or AIMCO and its affiliates for the management and administration of all Partnership activities. The Partnership agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Pursuant to the Services Agreement, these services were to be provided by Everest, an affiliate of the General Partner, for the period commencing May 1, 2003 and ending February 27, 2004, however, at Everest's direction, certain of the services were provided by affiliates of AIMCO during this time period.

Affiliates of AIMCO were entitled to receive 5% of the gross receipts from both of the Partnership's properties as compensation for providing property management services. For both of the nine month periods ended September 30, 2003 and 2002, affiliates of AIMCO received approximately $50,000 and $59,000, respectively, which is included in operating expenses and loss from discontinued operations on the accompanying consolidated statements of operations.

AIMCO was entitled to reimbursement of accountable administrative expenses under the Partnership Agreement for the four month period ended April 30, 2003 and for the nine month period ended September 30, 2002. For the four months ended April 30, 2003, the total amount of reimbursement due to AIMCO for these services was approximately $22,000, which is included in general and administrative expenses on the accompanying consolidated statements of operations. No reimbursements were paid to Everest, as the general partner, during the following five months. An affiliate of AIMCO received reimbursement of accountable administrative expenses amounting to approximately $68,000 for the nine months ended September 30, 2002, which is included in general and administrative expenses and investment properties. Included in this amount are fees related to construction management services provided by an affiliate of AIMCO of approximately $25,000. The construction management fees are calculated based on a percentage of current year additions to investment properties. No such fees were charged during the nine months ended September 30, 2003. As of September 30, 2003, the Partnership owed approximately $75,000 to an affiliate of AIMCO for reimbursement of accountable administrative expenses, and this amount is reflected in Due to affiliates on the accompanying consolidated balance sheet.

During the nine months ended September 30, 2003 and 2002, an affiliate of AIMCO advanced the Partnership approximately $57,000 and $414,000, respectively, to cover operating obligations at Deerfield Apartments. The Partnership was able to repay approximately $78,000 of such advances during the nine months ended September 30, 2002. There were no such repayments during the nine months ended September 30, 2003. At September 30, 2003, the Partnership owed an affiliate of AIMCO approximately $442,000 which includes advances and accrued interest from 2002. Interest is being charged at the prime rate plus 2%, or 6.00% at September 30, 2003, in accordance with the Partnership Agreement. During the nine months ended September 30, 2002, the Partnership made interest payments of approximately $2,000 and recognized interest expense of approximately $9,000. No payments were made during the nine months ended September 30, 2003. During the nine months ended September 30, 2003, the Partnership recognized interest expense of approximately $18,000 relative to obligations due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $24,000 and $29,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty Gains

In October 2002, one of the Partnership's investment properties, Deerfield Apartments, incurred mold damage. As a result of the damage, the Partnership wrote off approximately $31,000 of undepreciated assets. During the nine months ended September 30, 2003, the property received approximately $46,000 in proceeds from the insurance company to repair the mold damage and recognized a casualty gain of approximately $15,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

In July 2003, Deerfield Apartments sustained damage from a tornado. At September 30, 2003, the Partnership estimated the cost of the damaged units to be approximately $20,000. The Partnership does not anticipate that it will incur a loss related to the casualty.

During the three and nine months ended September 30, 2002 a net casualty gain of approximately $9,000 was recorded at Deerfield Apartments. The casualty gain related to fire damage to the apartment complex that occurred on October 26, 2001. The gain was a result of the receipt of insurance proceeds of approximately $37,000 offset by the write off of approximately $28,000 of undepreciated assets.

Note E - Third-Quarter Adjustment

The Partnership's policy is to record property tax expense on a quarterly basis based on an estimate of the tax bills to be paid for that year. For the first two quarters of 2003, this expense was based on estimated amounts. During the third quarter of 2003, the Partnership recorded an adjustment to decrease property tax expense by approximately $56,000 due to a difference in the estimated costs and the actual tax bills received for Deerfield Apartments. Approximately $37,000 of the adjustment related to the first six months of 2003. The actual property tax expense for Deerfield Apartments for the nine months ended September 30, 2003 was approximately $67,000 compared to the estimated property tax expense of $123,000 for the nine months ended September 30, 2003.

Note F - Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of one apartment complex. The following table sets forth the average occupancy of the property for each of the nine month periods ended September 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Deerfield Apartments                          83%        90%
         Memphis, Tennessee

The General Partner attributes the decrease in occupancy at Deerfield Apartments to increased competition in the local market and the evictions of undesirable tenants.

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2003 was approximately $58,000 and $377,000 compared to a net loss of approximately $117,000 and $280,000 for the three and nine months ended September 30, 2002, respectively. The increase in net loss for the nine months ended September 30, 2003 is due to an increase in loss from discontinued operations and a decrease in total revenues partially offset by a decrease in total expenses. The decrease in net loss for the three months ended September 30, 2003 is due to a decrease in total expenses partially offset by a decrease in total revenues.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of Terrace Royale Apartments as loss from discontinued operations due to the distribution of the property out of the Partnership in January 2004. As a result, the property's operations, a loss of approximately $50,000 and $19,000 for the nine months ended September 30, 2003 and 2002, respectively, are shown as loss from discontinued operations in the accompanying consolidated statements of operations. This included revenues of approximately $589,000 and $616,000 for the nine months ended September 30, 2003 and 2002, respectively.

The Partnership's loss from continuing operations for the three and nine months ended September 30, 2003 was approximately $36,000 and $327,000 compared to a loss from continuing operations of approximately $88,000 and $261,000 for the three and nine months ended September 30, 2002, respectively. The increase in loss from continuing operations for the nine months ended September 30, 2003 is due to a decrease in total revenues partially offset by a decrease in total expenses. The decrease in loss from continuing operations for the three months ended September 30, 2003 is due to a decrease in total expenses partially offset by a decrease in total revenues. Total revenues for the nine months ended September 30, 2003 decreased due to decreases in rental and other income partially offset by an increase in casualty gain. Total revenues for the three months ended September 30, 2003 decreased due to decreases in rental income and casualty gain. Rental income for both periods decreased due to a decrease in occupancy and an increase in resident relations and special promotions partially offset by an increase in average rental rates at Deerfield Apartments. Other income for the nine months ended September 30, 2003 decreased due to a decrease in lease cancellation fees at Deerfield Apartments.

During the nine months ended September 30, 2003, a net casualty gain of approximately $15,000 was recorded at Deerfield Apartments. The casualty gain related to mold damage to the apartment complex. The property received approximately $46,000 in proceeds from the insurance company to repair the mold damage and recognized a casualty gain of approximately $15,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

During the three and nine months ended September 30, 2002 a net casualty gain of approximately $9,000 was recorded at Deerfield Apartments. The casualty gain related to fire damage to the apartment complex that occurred on October 26, 2001. The gain was a result of the receipt of insurance proceeds of approximately $37,000 offset by the write off of approximately $28,000 of undepreciated assets.

The decrease in total expenses for the three and nine months ended September 30, 2003 is due to a decrease in general and administrative and property tax expenses. Property tax expense decreased due to a change in estimate for the amount of 2003 property taxes (see "Item 1. Financial Statements, Note E - Third Quarter Adjustment").

General and administrative expense for the three and nine months ended September 30, 2003 decreased due to decreases in management reimbursements to the General Partner as allowed under the Partnership Agreement. The Partnership was charged by an affiliate of AIMCO for four months of management reimbursements during the nine months ended September 30, 2003. No reimbursements were charged by Everest, as the General Partner. Included in general and administrative expenses for the nine months ended September 30, 2003 and 2002 are costs associated with the quarterly communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses, suffers from a lack of cash, and has advances due to the General Partner. In addition, the remaining active property in the Partnership, Deerfield Apartments, has experienced decreasing occupancy levels. The General Partner is currently evaluating the capital improvements needed at the property to improve its condition and increase occupancy. Upon completion of any needed capital improvements, the General Partner intends to market the property for sale.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from these uncertainties.

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $81,000 compared to approximately $182,000 at September 30, 2002. The decrease in cash and cash equivalents of approximately $108,000 from December 31, 2002, is due to approximately $63,000 of cash used in financing activities and $57,000 of cash used in investing activities partially offset by approximately $12,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment properties partially offset by advances from the General Partner. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received from the casualty at Deerfield Apartments and net withdrawals from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's property are detailed below.

Terrace Royale Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $28,000 of capital improvements at Terrace Royale Apartments, consisting primarily of appliance and floor covering replacements, fire safety upgrades, roof replacements, and sprinkler system upgrades. These improvements were funded from operations and replacement reserves. The property was distributed out of the Partnership in January 2004.

Deerfield Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $91,000 of capital improvements at Deerfield Apartments, consisting primarily of building improvements, appliance replacements and additional air conditioning units. These improvements were funded from operations and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $10,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Deerfield Apartments of approximately $3,364,000 matures in December 2004 with a balloon payment of approximately $3,303,000 due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced and/or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

The Partnership did not distribute any funds during the nine months ended September 30, 2003 and 2002. The Partnership's cash available for distribution is reviewed on a monthly basis. Future distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures and payments on outstanding amounts owed to AIMCO to permit distributions to its partners during the remainder of 2003 or subsequent periods.

Other

Until May 1, 2003, AIMCO was the indirect sole stockholder of UIRE, the sole general partner of the Partnership, and therefore held all of the general partner interest in the Partnership. On May 1, 2003, Everest acquired all of the capital stock of the General Partner and held the capital stock of the General Partner until February 27, 2004 when Everest transferred it back to an affiliate of AIMCO. The capital stock was acquired in connection with the purchase by Everest or its affiliates of limited partnership interests in partnerships for which UIRE serves as the general partner. In connection with the acquisition of UIRE, Everest also acquired the 14,328 limited partnership units (the "Units") in the Partnership owned by AIMCO as of May 1, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. From May 1, 2003 to February 27, 2004, as the sole stockholder of UIRE, Everest was in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership. An Everest affiliate, Everest Properties, LLC, owned 14,328 Units representing 36.47% of the outstanding Units as of September 30, 2003. On February 27, 2004, AIMCO and its affiliates acquired all of the capital stock of UIRE and 14,328 Units in the Partnership from Everest. Upon the completion of this transaction, AIMCO, as the sole stockholder of UIRE, was in a position to control the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Everest or AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Everest or AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

The investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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



                                    UNITED INVESTORS GROWTH PROPERTIES


                                    By:   United Investors Real Estate, Inc.
                                          Its General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Senior Vice President and
                                          and Chief Accounting Officer


                              Date: April 5, 2004

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date:  April 5, 2004

                                /s/Martha L. Long
                                Martha L. Long
                                Senior Vice President of United Investors Real Estate, Inc., equivalent of the chief executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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




Date:  April 5, 2004

                               /s/Thomas M. Herzog
                               Thomas M. Herzog
                               Senior Vice President and Chief Accounting
                               Officer of United Investors Real Estates, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of United Income Growth Partnership (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Martha L. Long
                              Name: Martha L. Long
                              Date: April 5, 2004


                                    /s/Thomas M. Herzog
                              Name: Thomas M. Herzog
                              Date: April 5, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.