Form 10KSB
period 2003-12-31
UNITED INVESTORS GROWTH PROPERTIES
filed 2004-04-05
CIK 831663

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $649,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Partnership's financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Until May 1, 2003, the General Partner was an affiliate of AIMCO. On May 1, 2003, Everest Properties, Inc. ("Everest"), a California corporation, acquired all of the capital stock of the General Partner and held the capital stock of the General Partner until February 27, 2004, when Everest transferred it back to an affiliate of AIMCO. The capital stock was acquired in connection with the purchase by Everest or its affiliates of limited partnership units (the "Units") in partnerships in which UIRE serves as the general partner. From May 1, 2003 to February 27, 2004, as the sole stockholder of UIRE, Everest was in a position to remove and elect the directors of UIRE and consequently to control the Partnership. Everest did not directly own any limited partnership interests of the Partnership, however, Everest's affiliate, Everest Properties, LLC, owned 14,328 Units.

In connection with the transaction described above, the General Partner and the Partnership entered into a Services Agreement effective May 1, 2003 ("the Services Agreement") with Everest, pursuant to which Everest agreed to provide or arrange for the provision of portfolio management services and property management services for the Partnership. Subject to certain limitations, the portfolio management services included the services the General Partner of the Partnership generally performs or procures in connection with management of the Partnership. As compensation for providing the portfolio management services and the property management services, the General Partner agreed to pay and assign over to Everest all of the income, distributions, fees, commissions, reimbursements and other payments payable by the Partnership to the General Partner or any of its affiliates. Between May 1, 2003 and February 27, 2004, at Everest's direction, affiliates of AIMCO continued to provide certain portfolio and property management services for the Partnership.

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

The Partnership's primary business is to operate and hold existing real estate properties for investment. The Partnership acquired three multifamily residential properties and a retail center which included medical office space. In addition, the Partnership owned a 60% interest in a joint venture which owned a multifamily residential property. During the third quarter of 1995, the joint venture property was sold. During the fourth quarter of 1998, the commercial property was foreclosed on by the lender holding the mortgage encumbering the property. On January 3, 2001, the Partnership sold one of its remaining residential properties, Cheyenne Woods Apartments. Subsequent to December 31, 2003, the Partnership distributed Terrace Royale out of the Partnership. The remaining property at December 31, 2003 is further described in "Item 2. Description of Property" below.

Commencing on or about June 13, 1988, the Partnership offered pursuant to a Registration Statement filed with the Securities and Exchange Commission, up to a maximum of 80,000 Units of limited partnership interest (the "Units") at $250 per Unit with a minimum required purchase of eight Units or $2,000 (four Units or $1,000 for an Individual Retirement Account). Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions. The offering of Units terminated June 13,
1990. Upon termination of the offering, the Partnership had accepted subscriptions for 39,297 Units resulting in Gross Offering Proceeds of $9,824,250.

The Partnership has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner provided such property management services for the years ended December 31, 2003 and 2002.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Item 6 - Management's Discussion and Analysis or Plan of Operation" of this Form 10-KSB.

Item 2.     Description of Property:

The following table sets forth the Partnership's investment in property:


                                  Date of
Property                          Purchase         Type of Ownership          Use

Deerfield Apartments              10/24/90    Fee ownership subject       Apartment
  Memphis, Tennessee                          to first mortgage (1)       136 units

(1) Property is held by a limited liability company in which the Partnership owns a 100% interest.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or
Disposal of Long-Live Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of Terrace Royale as (loss) income from discontinued operations due to the distribution of the property out of the Partnership in January 2004.

Schedule of Property:

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                             Gross
                           Carrying    Accumulated  Depreciable              Federal
Property                     Value    Depreciation      Life     Method     Tax Basis
                               (in thousands)                             (in thousands)

Deerfield Apartments        $ 5,363      $ 2,531      5-40 yrs     S/L       $ 2,658

See "Item 7. Financial Statements, Note B" for a description of the Partnership's capitalization and depreciation policies.

The gross carrying value, accumulated depreciation and federal tax basis of Terrace Royale, which is included in assets held for distribution, was approximately $4,803,000, $2,330,000 and $2,477,000, respectively, at December 31, 2003.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loan encumbering the Partnership's property.


                                Principal                                       Principal
                               Balance At     Stated                             Balance
                              December 31,   Interest    Period    Maturity       Due At
Property                          2003         Rate     Amortized    Date      Maturity (1)
                             (in thousands)                                   (in thousands)

Deerfield Apartments             $ 3,351       7.34%     30 yrs      12/04       $ 3,303

(1) See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

The loan encumbering Terrace Royale of approximately $3,016,000 is included in liabilities related to assets held for distribution.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2003 and 2002 for the property:

                                      Average Annual                 Average
                                       Rental Rate                  Occupancy
                                        (per unit)
 Property                           2003           2002         2003        2002

 Deerfield Apartments             $ 7,159         $ 6,805        84%         90%

The General Partner attributes the decrease in occupancy at Deerfield Apartments to tenants purchasing houses due to lower mortgage interest rates and increased competition in the local market of the Memphis area.

As noted under "Item 1.  Description of Business",  the real estate  industry is
highly   competitive.   The  property  is  subject  to  competition  from  other
residential apartment complexes in the locality in which it operates. The General Partner believes that the property is adequately insured. The property is an apartment complex which leases its units for terms of one year or less. No residential tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates:

Real estate taxes and rates in 2003 for the property were:

                                    2003              2003
                                   Billing            Rate
                                 (in thousands)

Deerfield Apartments                $ 107            3.61%

Capital Expenditures:

Terrace Royale Apartments

During the year ended December 31, 2003, the Partnership completed approximately $35,000 of capital improvements at Terrace Royale Apartments consisting primarily of appliance and floor covering replacements and installation of fire safety equipment. These improvements were funded from operations. Subsequent to December 31, 2003, the Partnership distributed the property out of the Partnership.

Deerfield Apartments

During the year ended December 31, 2003, the Partnership completed approximately $100,000 of capital improvements at Deerfield Apartments consisting primarily of air conditioning replacements, building improvements, water heater replacements and appliance and floor covering replacements. These improvements were funded from operations, replacement reserves and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $75,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner until May 1, 2003, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly held limited partnership, offered and sold 39,297 limited partnership units aggregating $9,824,250. The Partnership currently has 852 holders on record owning an aggregate of 39,287 Units. Affiliates of Everest Properties, Inc. ("Everest") owned 14,328 units or 36.47% at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions made by the Partnership during the years ended December 31, 2003 and 2002. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. In light of the amount due to an affiliate of AIMCO at December 31, 2003, it is not anticipated that the Partnership will make any distributions in the foreseeable future. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the property.

Until May 1, 2003, AIMCO was the indirect sole stockholder of UIRE, the sole general partner of the Partnership, and therefore held all of the general partner interest in the Partnership. On May 1, 2003, Everest acquired all of the capital stock of the General Partner and held the capital stock of the General
Partner until February 27, 2004, when Everest transferred it back to an affiliate of AIMCO. The capital stock was acquired in connection with the purchase by Everest or its affiliates of limited partnership interests in partnerships for which UIRE serves as the general partner. In connection with the acquisition of UIRE, Everest also acquired the 14,328 limited partnership units (the "Units") in the Partnership owned by AIMCO as of May 1, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. From May 1, 2003 to February 27, 2004, as the sole stockholder of UIRE, Everest was in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership. An Everest affiliate, Everest Properties, LLC, owned 14,328 Units representing 36.47% of the outstanding Units as of December 31, 2003. On February 27, 2004, AIMCO and its affiliates acquired all of the capital stock of UIRE and 14,328 Units in the Partnership from Everest. Upon the completion of this transaction, AIMCO, as the sole stockholder of UIRE, was in a position to control the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Everest or AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Everest or AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The   Partnership's   net  loss  for  the  year  ended  December  31,  2003  was approximately $538,000 compared to a net loss of approximately $310,000 for the year ended December 31, 2002.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of
January 1, 2002 to reflect the operations of Terrace Royale as (loss) income from discontinued operations due to the distribution of the property out of the Partnership in January 2004. The property generated a loss of approximately $83,000 and income of approximately $2,000, which includes revenues of approximately $794,000 and $826,000, for the years ended December 31, 2003 and 2002, respectively.

Excluding the impact of discontinued operations, the Partnership had a loss from continuing operations of approximately $455,000 for the year ended December 31, 2003 compared to a loss from continuing operations of approximately $312,000 for the year ended December 31, 2002. The increase in loss from continuing operations for the year ended December 31, 2003 is due to a decrease in total revenues partially offset by a decrease in total expenses. Total revenues decreased due to a decrease in rental income. Rental income decreased due to a decrease in occupancy and increases in bad debt expense, concessions and special promotions partially offset by an increase in the average rental rate at the investment property.

Total expenses decreased for the year ended December 31, 2003 due to a decrease in general and administrative and property tax expenses partially offset by an increase in operating expense. Property tax expense decreased due to a decrease in the assessed value of the property and a small refund of 2002 taxes received in 2003. Operating expenses increased due to an increase in property expense partially offset by decreases in advertising and property management fees. Property expenses increased due to increases in employee salaries and related benefits. Advertising expense decreased due to decreases in newsletters and referral fees. Property management fees are based on a percentage of revenues and decreased due to a decrease in revenue resulting from a decrease in occupancy.

General and administrative expenses decreased due to a decrease in management reimbursements allowed to the General Partner under the Partnership Agreement. The Partnership was charged by an affiliate of AIMCO for four months of management reimbursements during the year ended December 31, 2003. No reimbursements were charged by Everest, as the General Partner. Included in general and administrative expenses for the years ended December 31, 2003 and 2002, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan.

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

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $46,000 compared to approximately $189,000 at December 31, 2002. For the year ended December 31, 2003, cash and cash equivalents decreased approximately $143,000. Cash and cash equivalents decreased due to approximately $33,000 of cash used in investing activities, approximately $105,000 of cash used in financing activities and approximately $5,000 of cash used in operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received from the casualty at Deerfield Apartments and net withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties partially offset by advances from an affiliate. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the remaining property for the upcoming year and currently expects to budget approximately $75,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness related to Deerfield Apartments of approximately $3,351,000 matures in December 2004 at which time a balloon payment of approximately $3,303,000 is due. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced and/or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

There were no distributions made by the Partnership during the years ended December 31, 2003 and 2002. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. In light of the amount due to an affiliate of AIMCO at December 31, 2003, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Until May 1, 2003, AIMCO was the indirect sole stockholder of UIRE, the sole general partner of the Partnership, and therefore held all of the general partner interest in the Partnership. On May 1, 2003, Everest acquired all of the capital stock of the General Partner and held the capital stock of the General
Partner until February 27, 2004, when Everest transferred it back to an affiliate of AIMCO. The capital stock was acquired in connection with the purchase by Everest or its affiliates of limited partnership interests in partnerships for which UIRE serves as the general partner. In connection with the acquisition of UIRE, Everest also acquired the 14,328 limited partnership units (the "Units") in the Partnership owned by AIMCO as of May 1, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. From May 1, 2003 to February 27, 2004, as the sole stockholder of UIRE, Everest was in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership. An Everest affiliate, Everest Properties, LLC, owned 14,328 Units representing 36.47% of the outstanding Units as of December 31, 2003. On February 27, 2004, AIMCO and its affiliates acquired all of the capital stock of UIRE and 14,328 Units in the Partnership from Everest. Upon the completion of this transaction, AIMCO, as the sole stockholder of UIRE, was in a position to control the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Everest or AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Everest or AIMCO, as its sole stockholder.

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

Item 7.     Financial Statements

UNITED INVESTORS GROWTH PROPERTIES

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2003

      Consolidated Statements of Operations - Years ended December 31, 2003 and 2002

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

      Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
United Investors Growth Properties


We have audited the accompanying consolidated balance sheet of United Investors Growth Properties as of December 31, 2003, and the related consolidated statement of operations, change in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Investors Growth Properties as of December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note A to the consolidated financial statements, the Partnership continues to generate recurring operating losses and suffers from inadequate liquidity. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 29, 2003

        See Accompanying Notes to Consolidated Financial Statements

                                       21
                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003



Assets
   Cash and cash equivalents                                                  $ 46
   Receivables and deposits                                                      57
   Restricted escrows                                                            26
   Other assets                                                                  43
   Investment property (Notes B and E):
      Land                                                     $ 240
      Buildings and related personal property                   5,123
                                                                5,363
      Less accumulated depreciation                            (2,531)        2,832
Assets held for distribution                                                  2,619
                                                                            $ 5,623
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 100
   Tenant security deposit liabilities                                           19
   Accrued property taxes                                                        57
   Other liabilities                                                             68
   Due to affiliates (Note C)                                                   524
   Mortgage note payable (Note B)                                             3,351
   Liabilities related to assets held for distribution                        3,085

Partners' Deficit
   General partner                                             $ (21)
   Limited partners (39,287 units issued and
      outstanding)                                             (1,560)       (1,581)
                                                                            $ 5,623

          See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)




                                                           Years Ended December 31,
                                                              2003         2002
                                                                        (Restated)
Revenues:
   Rental income                                              $ 559        $ 734
   Other income                                                   75           68
   Casualty gain (Note F)                                         15            9
      Total revenues                                             649          811

Expenses:
   Operating                                                     372          351
   General and administrative                                     83          121
   Depreciation                                                  264          258
   Interest                                                      292          284
   Property taxes                                                 93          109
      Total expenses                                           1,104        1,123

Loss from continuing operations                                 (455)        (312)
(Loss) income from discontinued operations                       (83)           2

Net loss (Note D)                                            $ (538)      $ (310)

Net loss allocated to general partner (1%)                    $ (5)        $ (3)
Net loss allocated to limited partners (99%)                    (533)        (307)

                                                             $ (538)      $ (310)
Per limited partnership unit:
      Loss from continuing operations                        $(11.48)     $ (7.86)
      (Loss) income from discontinued operations               (2.09)         .05
      Net loss                                               $(13.57)     $ (7.81)

          See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            39,297        $ --      $ 9,824    $ 9,824

Partners' deficit
   at December 31, 2001                   39,287       $ (13)     $ (720)     $ (733)

Net loss for the year ended
   December 31, 2002                          --           (3)       (307)      (310)

Partners' deficit at
   December 31, 2002                      39,287          (16)     (1,027)    (1,043)

Net loss for the year
   ended December 31, 2003                    --           (5)       (533)      (538)

Partners' deficit
   at December 31, 2003                   39,287       $ (21)     $(1,560)   $(1,581)

          See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                Years Ended December 31,
                                                                    2003       2002
Cash flows from operating activities:
  Net loss                                                       $ (538)     $ (310)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
   Depreciation                                                      448         440
   Casualty gain                                                     (15)         (9)
   Amortization of loan costs                                         22          22
   Change in accounts:
      Receivables and deposits                                       (51)         17
      Other assets                                                   (22)         (2)
      Accounts payable                                                80          10
      Tenant security deposit liabilities                              1         (11)
      Accrued property taxes                                          (2)         (9)
      Due to affiliates                                               49          62
      Other liabilities                                               23        (110)

         Net cash (used in) provided by operating activities          (5)        100

Cash flows from investing activities:
  Net insurance proceeds received                                     46          37
  Property improvements and replacements                            (135)       (335)
  Net withdrawals from restricted escrows                             56           7

         Net cash used in investing activities                       (33)       (291)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (162)       (152)
  Advances from an affiliate                                          57         424
  Repayment of advances from an affiliate                             --         (78)

         Net cash (used in) provided by financing activities        (105)        194

Net (decrease) increase in cash and cash equivalents                (143)          3
Cash and cash equivalents at beginning of year                       189         186
Cash and cash equivalents at end of year                          $ 46        $ 189

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 469       $ 462

          See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003


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

Note B - Organization and Significant Accounting Policies

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

Until May 1, 2003, the General Partner was an affiliate of AIMCO. On May 1, 2003, Everest Properties, Inc. ("Everest"), a California corporation, acquired all of the capital stock of the General Partner and held the capital stock of the General Partner until February 27, 2004, when Everest transferred it back to an affiliate of AIMCO. The capital stock was acquired in connection with the purchase by Everest or its affiliates of limited partnership units (the "Units") in partnerships in which UIRE serves as the general partner. From May 1, 2003 to February 27, 2004, as the sole stockholder of UIRE, Everest was in a position to remove and elect the directors of UIRE and consequently to control the Partnership. Everest did not directly own any limited partnership interests of the Partnership, however, Everest's affiliate, Everest Properties, LLC, owned 14,328 Units.

In connection with the transaction described above, the General Partner and the Partnership entered into a Services Agreement effective May 1, 2003 ("the Services Agreement") with Everest, pursuant to which Everest agreed to provide or arrange for the provision of portfolio management services and property management services for the Partnership. Subject to certain limitations, the portfolio management services included the services the General Partner of the Partnership generally performs or procures in connection with management of the Partnership. As compensation for providing the portfolio management services and the property management services, the General Partner agreed to pay and assign over to Everest all of the income, distributions, fees, commissions, reimbursements and other payments payable by the Partnership to the General Partner or any of its affiliates. Between May 1, 2003 and February 27, 2004, at Everest's direction, affiliates of AIMCO continued to provide certain portfolio and property management services for the Partnership.

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

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or
Disposal of Long-Live Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of Terrace Royale as (loss) income from discontinued operations due to the distribution of the property out of the Partnership in January 2004.

Principles of Consolidation: The consolidated financial statements, at December 31, 2003, include all the accounts of the Partnership and its two 100% owned limited liability companies, Terrace Royale, L.L.C. and Deerfield Apartments, L.L.C. Although legal ownership of the respective asset remains with these entities, the Partnership retains all economic benefits from the properties. As a result, the Partnership consolidates its interest in these two entities, whereby all accounts are included in the consolidated financial statements of the Partnership with all inter-entity accounts being eliminated.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $31,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Restricted Escrows: Replacement reserve accounts were established in 1997 with the refinancing proceeds for Deerfield Apartments. Deerfield Apartments makes a monthly deposit to establish and maintain a replacement reserve designated to cover necessary repairs and replacements of existing improvements at the property. The reserve account balance at December 31, 2003, was approximately $26,000 which includes interest.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income monthly as it is earned on its leases. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the General Partner's policy is to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Investment Property: Investment property, at December 31, 2003, consists of one apartment property and is stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraisal value. No adjustments for impairment of value were recorded in the years ended December 31, 2003 and 2002, respectively.

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

Gain/Loss from a Sale - Gain/loss from a sale shall be allocated as follows:

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

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt at December 31, 2003, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Loan costs: Loan costs of approximately $118,000, less accumulated amortization of approximately $103,000, are included in other assets and are being amortized by the straight-line method over the life of the loans. Amortization expense is included in interest expense. Amortization expense is expected to be approximately $15,000 for 2004.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $41,000 and $34,000 for the years ended December 31, 2003 and 2002, respectively, were charged to operating expense and
(loss) income from discontinued operations as incurred.

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

Note C - Mortgage Note Payable


                               Principal     Monthly                          Principal
                               Balance At    Payment     Stated                Balance
                              December 31,  Including   Interest  Maturity      Due At
                                  2003       Interest     Rate      Date       Maturity
Property                          (in thousands)                           (in thousands)

Deerfield Apartments            $ 3,351        $ 25      7.34%      12/04      $ 3,303

The mortgage note payable is nonrecourse and is secured by pledge of the property and by pledge of revenues from operation of the property. The mortgage note collateralized by Deerfield Apartments contains a clause providing for prepayment penalties if the loan is repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

The loan encumbering Terrace Royale of approximately $3,016,000 is included in liabilities related to assets held for distribution.

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

Affiliates of AIMCO were entitled to receive 5% of the gross receipts from both of the Partnership's properties as compensation for providing property management services. For the years ended December 31, 2003 and 2002, affiliates of AIMCO received approximately $68,000 and $85,000, respectively, which is included in operating expenses and (loss) income from discontinued operations on the accompanying consolidated statements of operations.

AIMCO was entitled to reimbursement of accountable administrative expenses under the Partnership Agreement for the four month period ended April 30, 2003 and for the year ended December 31, 2002. For the four months ended April 30, 2003, the total amount of reimbursement due to AIMCO for these services was approximately $22,000, which is included in general and administrative expenses on the accompanying consolidated statements of operations. No reimbursements were paid to Everest, as the general partner, during the following eight months. An affiliate of AIMCO received reimbursement of accountable administrative expenses amounting to approximately $82,000 for the year ended December 31, 2002, which is included in general and administrative expenses, investment property and assets held for sale. Included in this amount are fees related to construction management services provided by an affiliate of AIMCO of approximately $26,000 for the year ended December 31, 2002. There were no such fees for the year ended December 31, 2003. The construction management fees are calculated based on a percentage of current year additions to investment properties. As of December 31, 2003, the Partnership owed approximately $75,000 to an affiliate of AIMCO for reimbursement of accountable administrative expenses, and this amount is reflected in due to affiliates on the accompanying consolidated balance sheet.

During the years ended December 31, 2003 and 2002, an affiliate of AIMCO advanced the Partnership approximately $57,000 and $424,000, respectively, to cover operating obligations at Deerfield Apartments and the Partnership. The Partnership was able to repay approximately $78,000 of such advances during the year ended December 31, 2002. There were no such repayments during the year ended December 31, 2003. At December 31, 2003, the Partnership owed an affiliate of AIMCO approximately $449,000. Interest is charged at prime rate plus 2%, or 6.00%, at December 31, 2003, in accordance with the Partnership Agreement.
During the years ended December 31, 2003 and 2002, the Partnership recognized interest expense of approximately $25,000 and $15,000, respectively, relative to obligations due to affiliates. Subsequent to December 31, 2003, an affiliate of AIMCO advanced the Partnership approximately $193,000 to fund operations at Deerfield Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $24,000 and $29,000, respectively, for insurance coverage and fees associated with policy claims administration.

Until May 1, 2003, AIMCO was the indirect sole stockholder of UIRE, the sole general partner of the Partnership, and therefore held all of the general partner interest in the Partnership. On May 1, 2003, Everest acquired all of the capital stock of the General Partner and held the capital stock of the General
Partner until February 27, 2004, when Everest transferred it back to an affiliate of AIMCO. The capital stock was acquired in connection with the purchase by Everest or its affiliates of limited partnership interests in partnerships for which UIRE serves as the general partner. In connection with the acquisition of UIRE, Everest also acquired the 14,328 limited partnership units (the "Units") in the Partnership owned by AIMCO as of May 1, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. From May 1, 2003 to February 27, 2004, as the sole stockholder of UIRE, Everest was in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership. An Everest affiliate, Everest Properties, LLC, owned 14,328 Units representing 36.47% of the outstanding Units as of December 31, 2003. On February 27, 2004, AIMCO and its affiliates acquired all of the capital stock of UIRE and 14,328 Units in the Partnership from Everest. Upon the completion of this transaction, AIMCO, as the sole stockholder of UIRE, was in a position to control the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Everest or AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Everest or AIMCO, as its sole stockholder.

Note E - Income Tax

The following is a reconciliation between net loss as reported in the consolidated financial statements and Federal taxable loss allocated to the partners in the Partnership's tax return for the years ended December 31, 2003 and 2002 (in thousands, except per unit data):

                                                     2003         2002

Net loss as reported                             $  (538)     $  (310)
Add (deduct):
   Deferred revenue and other liabilities              6           (2)
   Depreciation differences                           39          (44)
   Casualty gain                                     (15)          --
   Nondeductible reserves and allowances              --          (33)
   Other                                             (58)          (9)

Federal taxable loss                             $  (566)     $  (398)

Federal taxable loss per limited
   partnership unit                              $ (5.77)     $ (9.85)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities at December 31, 2003 (in thousands):

Net liabilities as reported              $(1,581)
Differences in basis of assets
  and liabilities:
     Accumulated depreciation                (78)
     Other assets and liabilities             16
     Syndication costs                     1,362
     Land and buildings                      (96)
Net liabilities - tax basis              $  (377)

Note F - Investment Property and Accumulated Depreciation


                                                     Initial Cost
                                                    To Partnership
                                                    (in thousands)
                                                             Buildings        Net Cost
                                                            and Related     Capitalized
                                                             Personal      Subsequent to
Description                    Encumbrances      Land        Property       Acquisition
                              (in thousands)                               (in thousands)
Deerfield Apartments             $ 3,351         $ 240        $ 3,891         $ 1,232


                   Gross Amount At Which
                          Carried
                    At December 31, 2003
                      (in thousands)

                          Buildings
                         And Related
                          Personal            Accumulated     Date of      Date   Depreciable
   Description    Land    Property    Total   Depreciation  Construction Acquired Life-Years
                                             (in thousands)
   Deerfield
    Apartments   $ 240     $ 5,123   $ 5,363     $ 2,531        1986     10/24/90    5-40

The gross carrying value, accumulated depreciation and federal tax basis of Terrace Royale, which is included in assets held for distribution, was approximately $4,803,000, $2,330,000 and $2,477,000, respectively, at December 31, 2003.

Reconciliation of "Investment Property and Accumulated Depreciation":

                                              Years Ended December 31,
                                                2003            2002
                                                   (in thousands)
   Investment Properties
   Balance at beginning of year                $10,075        $ 9,779
     Property improvements                         135            335
     Casualty event write off                      (44)           (39)
     Assets held for distribution               (4,803)            --
   Balance at end of year                      $ 5,363        $10,075

   Accumulated Depreciation
   Balance at beginning of year                $ 4,425        $ 3,996
     Additions charged to expense                  448            440
     Casualty event write off                      (13)           (11)
     Assets held for distribution               (2,329)            --
   Balance at end of year                      $ 2,531        $ 4,425

The aggregate cost of the real estate, which includes assets held for distribution, for Federal income tax purposes at December 31, 2003 and 2002, is approximately $10,070,000 and $9,982,000, respectively. The accumulated depreciation taken for Federal income tax purposes is approximately $4,935,000 and $4,526,000 at December 31, 2003 and 2002, respectively.

Note G - Casualty Gains

In October 2002, one of the Partnership's investment properties, Deerfield Apartments, incurred mold damage. As a result of the damage, the Partnership wrote off approximately $31,000 of undepreciated assets. During the year ended December 31, 2003, the property received approximately $46,000 in proceeds from the insurance company to repair the mold damage and recognized a casualty gain of approximately $15,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

In July 2003, Deerfield Apartments sustained damage from a tornado. At December 31, 2003, the Partnership estimated the cost of the damaged units to be approximately $20,000. The Partnership does not anticipate that it will incur a loss related to the casualty.

During the year ended December 31, 2002, a net casualty gain of approximately $9,000 was recorded at Deerfield Apartments. The casualty gain related to fire damage to the apartment complex that occurred in October 2001. The gain was a result of the receipt of insurance proceeds of approximately $37,000 offset by the write off of approximately $28,000 of undepreciated assets.

Note H - Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner until May 1, 2003, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

None.

Item 8A.    Controls and Procedures

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

      (b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9. Director, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

United Investors Growth Properties (the "Registrant" or "Partnership") has no directors or officers. United Investors Real Estate, Inc. ("UIRE" or the "General Partner") manages and controls the Partnership and has general responsibility and authority in all matters affecting its business.

The names of the directors and officers of UIRE, their ages and the nature of all positions with UIRE presently held by them are set forth below. There are no family relationships between or among any directors and officers.

Peter K. Kompaniez               59   Director
Martha L. Long                   44   Director and Senior Vice President
Harry G. Alcock                  41   Executive Vice President
Miles Cortez                     60   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                40   Executive Vice President
Paul J. McAuliffe                47   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 41   Senior Vice President and Chief Accounting
                                      Officer

Peter K. Kompaniez has been Director of the General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

Neither the directors or the officers received any remuneration from the Partnership during the year ended December 31, 2003.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as provided below as of December 31, 2003, no affiliate of the General Partner or no person was known by the Partnership to be the beneficial owner of more than 5 percent (5%) of the Units of the Partnership:

               Entity                   Number of Units      Percentage of Total
Everest Properties, LLC
  (an affiliate of Everest)                  10,402                 26.48%
United Investors Real Estate, Inc.
  (the General Partner and an
   affiliate of Everest)                      3,926                  9.99%

Everest Properties, LLC and United Investors Real Estate, Inc. are indirectly ultimately owned by Everest. Their business address is 155 N. Lake Avenue, Suite 1000, Pasadena, California, 91101.

On February 27, 2004, affiliates of AIMCO reacquired all of the Units formerly owned by Everest and its affiliates. AIMCO Properties, L.P. acquired 10,392 Units and AIMCO IPLP, L.P. acquired 10 Units.

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

Affiliates of AIMCO were entitled to receive 5% of the gross receipts from both of the Partnership's properties as compensation for providing property management services. For the years ended December 31, 2003 and 2002, affiliates of AIMCO received approximately $68,000 and $85,000, respectively, which is included in operating expenses and (loss) income from discontinued operations on the accompanying consolidated statements of operations.

AIMCO was entitled to reimbursement of accountable administrative expenses under the Partnership Agreement for the four month period ended April 30, 2003 and for the year ended December 31, 2002. For the four months ended April 30, 2003, the total amount of reimbursement due to AIMCO for these services was approximately $22,000, which is included in general and administrative expenses on the accompanying consolidated statements of operations. No reimbursements were paid to Everest, as the general partner, during the following eight months. An affiliate of AIMCO received reimbursement of accountable administrative expenses amounting to approximately $82,000 for the year ended December 31, 2002, which is included in general and administrative expenses, investment property and assets held for sale. Included in this amount are fees related to construction management services provided by an affiliate of AIMCO of approximately $26,000 for the year ended December 31, 2002. There were no such fees for the year ended December 31, 2003. The construction management fees are calculated based on a percentage of current year additions to investment properties. As of December 31, 2003, the Partnership owed approximately $75,000 to an affiliate of AIMCO for reimbursement of accountable administrative expenses, and this amount is reflected in due to affiliates on the accompanying consolidated balance sheet.

During the years ended December 31, 2003 and 2002, an affiliate of AIMCO advanced the Partnership approximately $57,000 and $424,000, respectively, to cover operating obligations at Deerfield Apartments and the Partnership. The Partnership was able to repay approximately $78,000 of such advances during the year ended December 31, 2002. There were no such repayments during the year ended December 31, 2003. At December 31, 2003, the Partnership owed an affiliate of AIMCO approximately $449,000. Interest is charged at prime rate plus 2%, or 6.00%, at December 31, 2003, in accordance with the Partnership Agreement.
During the years ended December 31, 2003 and 2002, the Partnership recognized interest expense of approximately $25,000 and $15,000, respectively, relative to obligations due to affiliates. Subsequent to December 31, 2003, an affiliate of AIMCO advanced the Partnership approximately $193,000 to fund operations at Deerfield Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $24,000 and $29,000, respectively, for insurance coverage and fees associated with policy claims administration.

Until May 1, 2003, AIMCO was the indirect sole stockholder of UIRE, the sole general partner of the Partnership, and therefore held all of the general partner interest in the Partnership. On May 1, 2003, Everest acquired all of the capital stock of the General Partner and held the capital stock of the General
Partner until February 27, 2004, when Everest transferred it back to an affiliate of AIMCO. The capital stock was acquired in connection with the purchase by Everest or its affiliates of limited partnership interests in partnerships for which UIRE serves as the general partner. In connection with the acquisition of UIRE, Everest also acquired the 14,328 limited partnership units (the "Units") in the Partnership owned by AIMCO as of May 1, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. From May 1, 2003 to February 27, 2004, as the sole stockholder of UIRE, Everest was in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership. An Everest affiliate, Everest Properties, LLC, owned 14,328 Units representing 36.47% of the outstanding Units as of December 31, 2003. On February 27, 2004, AIMCO and its affiliates acquired all of the capital stock of UIRE and 14,328 Units in the Partnership from Everest. Upon the completion of this transaction, AIMCO, as the sole stockholder of UIRE, was in a position to control the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Everest or AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Everest or AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index attached

      (b) Reports on Form 8-K:

            None filed during the quarter ended December 31, 2003.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $36,000 and $35,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $8,000 and $12,000, respectively.

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


                                    UNITED INVESTORS GROWTH PROPERTIES


                                    By:   United Investors Real Estate, Inc.
                                          Its General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: April 5, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/Peter K. Kompaniez         Director                      Date: April 5, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: April 5, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President         Date: April 5, 2004
Thomas M. Herzog              and Chief Accounting Officer

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

      10.22 Purchase and Sale Agreement dated February 12, 2004 by and between AIMCO, Everest Properties, Inc., a California corporation, and Everest Properties, LLC, a California limited liability company.

      10.23 Demand Promissory Note dated February 19, 2004 by and between the Registrant and AIMCO Properties, L.P.

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of United Income Growth Partnership (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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

                                                                   Exhibit 10.22

                           PURCHASE AND SALE AGREEMENT


      THIS PURCHASE AND SALE AGREEMENT (this "Agreement") is made and entered into as of February 12, 2004, by and between APARTMENT INVESTMENT AND MANAGEMENT COMPANY, a Maryland corporation ("AIMCO"), EVEREST PROPERTIES, INC., a California corporation ("EPI"), and EVEREST PROPERTIES, LLC, a California limited liability company ("Everest Properties," and together with EPI, the "Everest Companies")


                                A G R E E M E N T

      For good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

      1. Definitions.

            "Affiliate" of any subject Person means any Person, that, on the date hereof (unless another date or period is specifically referenced), directly or indirectly, through one or more intermediaries, controls, or is controlled by, or is under common control with such subject Person. For purposes of this definition, the term "controls," "is controlled by," or "is under common control with" shall mean the direct or indirect possession of the power to direct or cause the direction of the management policies of a Person, whether through the ownership of voting securities, by contract or otherwise.

            "AIMCO Party" means AIMCO or any of its Affiliates, and "AIMCO Parties" shall mean AIMCO and each of its Affiliates.

            "Everest Party" mean Everest Properties, EPI or any of either of its Affiliates, and "Everest Parties" shall mean Everest Properties, EPI and each of their Affiliates.

            "Exchange Act" means the Securities Exchange Act of 1934, as amended.

            "Person" means any individual, sole proprietorship, joint venture, partnership, corporation, limited liability company, association, trust, estate, or any other entity of any nature whatsoever.

            "Purchase Agreement" means the Purchase and Sale Agreement dated as of May 1, 2003, by and between AIMCO, Everest Management, LLC, and Everest Properties II, LLC.

            "Terrace Partnership" means AIMCO Terrace Royale, L.L.C., a Delaware limited liability company.

            "UIGP-1 Interests" means all of the right, title and interest in 14,344 units of limited partner interest in the UIGP-1 Partnership.

            "UIGP-1 Partnership" means United Investors Growth Properties, a Missouri limited partnership.

            "UIGP-2 Partnership" means United Investors Growth Properties II, a Missouri limited partnership.

            "UIGP-1 Services Agreement" means that Services Agreement entered into as of May 1, 2003 by and among EPI (as "Manager"), UIRE (as "General Partner") and the UIGP-1 Partnership.

            "UIGP-2 Services Agreement" means the Services Agreement entered into as of May 1, 2003 by and among EPI (as "Manager"), UIRE (as "General Partner") and the UIGP-2 Partnership.

            "UIRE" means United Investors Real Estate, Inc., a Delaware corporation.

            "UIRE Stock" means all of the capital stock in UIRE.

      2. Sale of UIGP-1 Interests and UIRE Stock. On or before February 27, 2004, the Everest Companies shall sell to AIMCO or its designated Affiliate(s) all of the UIGP-1 Interests and the UIRE Stock in accordance with the terms hereof.

            (a) Purchase Price. The aggregate purchase price for the UIGP-1 Interests and the UIRE Stock shall be ONE HUNDRED THOUSAND DOLLARS ($100,000.00) (the "Purchase Price"). AIMCO shall pay, or cause to be paid, the Purchase Price to Everest Properties in immediately available funds wired in accordance with the wiring instructions set forth in Schedule 1, on the date the Everest Companies complete the sale described in Section 2 (the "Closing Date"). AIMCO and Everest Properties shall cause the waiver of any transfer fees payable to any AIMCO Party or Everest Party relating to the transfer of the UIGP-1 Interests.

            (b) Everest Companies' Representations and Warranties as to the UIGP-1 Interests and the UIRE Stock. The Everest Companies hereby represent and warrant the following to AIMCO and to each AIMCO Party that acquires UIGP-1 Interests or UIRE Stock pursuant to this Agreement: (i) this Agreement has been duly and validly executed and delivered by each of the Everest Companies and constitutes a legal, valid and binding obligation of each of the Everest Companies, enforceable against them in accordance with its terms, subject to the effects of bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium and other similar laws of general applicability relating to or affecting creditors' rights generally and general equitable principles; (ii) each of the agreements and instruments described in Section 5 hereof (the "Closing Documents") has been duly and validly executed by the respective
Everest Party and constitutes a legal, valid and binding obligation of such Everest Party, enforceable against such Everest Party in accordance with its terms, subject to the effects of bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium and other similar laws of general applicability relating to or affecting creditors' rights generally and general equitable principles; (iii) Everest Properties has good, valid, and marketable title to the UIGP-1 Interests, free and clear of all liens, claims, options, interests and other encumbrances of any nature whatsoever; (iv) EPI has good, valid, and marketable title to the UIRE Stock, free and clear of all liens, claims, options, interests and other encumbrances of any nature whatsoever; and (v) after the transfer of the UIGP-1 Interests and the UIRE Stock to the AIMCO Parties, no Everest Party, directly or indirectly, will own any interest in the UIGP-1 Partnership. If prior or subsequent to the transfer of the UIGP-1 Interests and the UIRE Stock pursuant to this Agreement, an Everest Party appears to hold any interest in the UIGP-1 Partnership or UIRE, such interest shall be deemed to have been assigned to AIMCO (or its designated AIMCO Party) without further action by the parties; and if requested, Everest Properties shall cause such Everest Party to take any further action required to effectuate the assignment of such interest, without further consideration. The Everest Companies further represent and warrant that (i) the transfer of the membership interests in the Terrace Partnership to the partners of UIGP-1 will be effected in accordance with the terms of the partnership agreement of UIGP-1 and relevant state and federal laws and (ii) the transfer of such membership interests will be effected prior to the Closing Date.

            (c) No Representations or Warranties as to the UIGP-1 Partnership or UIRE. AIMCO, for itself and on behalf of each AIMCO Party, hereby acknowledges and agrees that, other than as expressly set forth in Section 2(b) above or in the Closing Documents, no Everest Party has made or hereby makes any representation or warranty whatsoever with respect to the UIGP-1 Partnership or UIRE, including without limitation the financial statements, the financial condition, the results of operation, the condition of real or personal property, the assets, the liabilities, the contracts, or any claims, actions, proceedings, litigation or governmental investigations or condemnation actions, of the UIGP-1 Partnership or UIRE. AIMCO, for itself and on behalf of each AIMCO Party, hereby acknowledges and agrees that if any Everest Party provides any AIMCO Party with any information regarding the UIGP-1 Partnership or UIRE, no representation or warranty is made regarding the accuracy of such information, and no Everest Party shall have any liability relating to or resulting from the use of such information or any errors therein or omissions therefrom. AIMCO acknowledges that no AIMCO Party ever provided to any Everest Party any financial statements, tax returns or records of accounts for UIRE. AIMCO further acknowledges that, on the Closing Date, the UIGP-1 Partnership will no longer own the Terrace
Partnership, or any interest in the Terrace Royale apartment complex or the related cash accounts, personal property and intangible property.

            (d) Services Agreement. The UIGP-1 Services Agreement is hereby terminated as of the Closing Date, with any notice or other termination requirements hereby waived by each AIMCO Party and each Everest Party.

            (e) Books and Records. All Everest Parties shall turn over to AIMCO all of the books, records and other documents in their possession or control relating to the UIGP-1 Partnership and UIRE. The Everest Parties shall be entitled to retain copies of such documents, and to receive copies of such documents from AIMCO as the Everest Parties may reasonably request. AIMCO and Everest Properties agree to cooperate to effect an orderly transition of the books, records and responsibilities that are being transferred as a result of this Agreement and the Closing Documents.

      3. UIGP-2 Services Agreement. AIMCO and the Everest Companies acknowledge and agree that the transfer of the UIRE Stock in accordance with this Agreement is not intended to amend, terminate or otherwise affect the UIGP-2 Services Agreement, which shall remain in full force and effect in accordance with its terms.

      4. Other Agreements.

            (a) Loan for Deerfield. The Everest Companies acknowledge that, prior to the Closing, AIMCO may make an unsecured loan to the UIGP-1 Partnership for the use in operating the Deerfield Apartments in an amount not to exceed $200,000 (the "AIMCO Loan"). Such loan shall be on terms as agreed to by AIMCO and the UIGP-1 Partnership. The Everest Companies agree to execute on behalf of UIRE in a timely manner such documents as may be necessary to evidence the AIMCO Loan, including the delivery of an unsecured promissory note.

            (b) Stonecreek Management Agreements. Notwithstanding anything to the contrary, upon the request of the Everest Companies, AIMCO agrees to terminate, or cause its Affiliates to terminate, the property management contracts for one or more of the 4 properties (Sunnybrook, Tillery Ridge, Stonewall I and Stonewall II) owned by Stonecreek, LP on such date as may be specified by the Everest Companies, without cancellation fees or other termination payments (AIMCO will remain entitled to any compensation earned prior to such termination date).

      5.    Closing Deliveries

            (a) Closing Deliveries of AIMCO. On the Closing Date, AIMCO shall also cause the delivery to the Everest Parties by each applicable AIMCO Party, of the following:

                  (1)  the Purchase Price;

                  (2) two (2) executed original counterparts of an instrument assigning the UIGP-1 Interests to the applicable AIMCO Parties, as set forth on Exhibit A (the "Partnership Assignment");

                  (3) two (2) executed original counterparts of an instrument assigning the UIRE Stock to the applicable AIMCO Parties, as set forth on Exhibit B (the "Stock Assignment");

                  (4) two (2) executed original counterparts of an amendment to the UIGP-2 Partnership Agreement which accomplishes the resignation and withdrawal of any and all AIMCO Parties serving as a general partner of such partnership upon acceptance by an Everest Party on behalf of the UIGP-2 Partnership and the receipt of notice by such AIMCO Parties; and

                  (5) such other documents or instruments as may be required or advisable, in the reasonable discretion of Everest Properties, to consummate the transactions described in this Agreement.

            (b) Closing Deliveries of Everest. On the Closing Date, the Everest Companies shall also cause the delivery to the AIMCO Parties by each applicable Everest Party, of the following:

                  (1) two (2) executed original counterparts of the Partnership Assignment;

                  (2) two (2) executed original counterparts of the Stock Assignment;

                  (3) original non-foreign affidavit(s) with respect to each of the interests being assigned by the Everest Parties;

                  (4) a letter from each officer and director of UIRE that is an Affiliate of Everest Properties by which such officer or director resigns all positions with UIRE effective immediately; and

                  (5) such other documents or instruments as may be required or advisable, in the reasonable discretion of AIMCO, to consummate the transactions described in this Agreement.

      6. SEC Filings; Tax Returns. AIMCO shall be responsible for causing the UIGP-1 Partnership to make any required filings with the Securities and Exchange Commission, including without limitation a Current Report on Form 8-K regarding the assignment of the UIRE Stock, the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and the Annual Report on Form 10-K for the year ended December 31, 2003. AIMCO shall be responsible for causing the UIGP-1 Partnership to file its tax return for the 2003 tax year and thereafter.

      7. Everest Standstill. Without the prior written consent of AIMCO, which consent may be withheld in its sole and absolute discretion, while an AIMCO Party is a general partner of the UIGP-1 Partnership, Everest Properties shall not, and shall not permit any of the Everest Parties to, directly or indirectly,
(i) seek to remove or replace the general partner of the UIGP-1 Partnership, whether by proxy or consent solicitation or otherwise, (ii) engage or in any way participate in any "solicitation" (within the meaning of the Exchange Act) of proxies or consents regarding the UIGP-1 Partnership, or otherwise communicate with any limited partners, members, stockholders or investors in the UIGP-1 Partnership regarding the partnership, (iii) acting alone or in concert with others, seek to influence or control the UIGP-1 Partnership, (iv) acquire, or make any proposal to acquire, any securities or property of, enter into or propose any merger or business combination with, or dissolution or liquidation of, the UIGP-1 Partnership, or (v) aid, assist, advise, solicit, encourage, organize or act in concert with any Person or group to take any of the actions prohibited by the foregoing. Notwithstanding the preceding sentence, in the event of a knowing, material breach of this Agreement or a Closing Document by AIMCO or any AIMCO Party, the restrictions on the Everest Parties pursuant to the preceding sentence shall terminate on the date of such material breach. Everest Properties represents and warrants that there are no solicitation statements pending from or filed by any Everest Party and relating to the UIGP-1 Partnership.

      8. AIMCO Standstill. Without the prior written consent of Everest Properties, which consent may be withheld in its sole and absolute discretion, AIMCO shall not, and shall not permit any of the AIMCO Parties to, directly or indirectly, (i) seek to remove or replace any Everest Party as the general partner of the Terrace Partnership, whether by proxy or consent solicitation or otherwise, (iii) engage or in any way participate in any "solicitation" (within the meaning of the Exchange Act) of proxies or consents regarding the Terrace Partnership, or otherwise communicate with any limited partners, members, stockholders or investors in the Terrace Partnership regarding the partnership,
(iv) acting alone or in concert with others, seek to influence or control the Terrace Partnership, (v) acquire, or make any proposal to acquire, any securities or property of, enter into or propose any merger or business combination with, or dissolution or liquidation of, the Terrace Partnership, or
(vi) aid, assist, advise, solicit, encourage, organize or act in concert with any Person or group to take any of the actions prohibited by the foregoing. AIMCO represents and warrants that there are no solicitation statements pending from or filed by any AIMCO Party and relating to the Terrace Partnership.

      9. Performance by Non-Signatories. In each instance that an obligation under this Agreement or a Closing Document is described therein as an obligation of an AIMCO Party, AIMCO shall cause the performance by each and every AIMCO Party of such obligation whether or not such AIMCO Party is a signatory to the Agreement or Closing Document that describes such obligation. In each instance that an obligation under this Agreement or a Closing Document is described therein as an obligation of an Everest Party, Everest Properties shall cause the performance by each and every Everest Party of such obligation whether or not such Everest Party is a signatory to the Agreement or Closing Document that describes such obligation.

      10. Confidentiality. Everest Properties agrees to keep confidential, and shall cause each Everest Party and their respective agents, advisors, attorneys, accountants, employees, prospective lenders, prospective partners and prospective investors and other representatives to keep confidential, all of the terms of this Agreement except as may be required by applicable law, rule, regulation or legal process or as Everest Properties may conclude it is necessary or prudent to disclose to partners of the UIGP-1 Partnership, the UIGP-2 Partnership or any other partnership for which UIRE is a general partner, terms of this Agreement applicable to such partnerships. AIMCO agrees to keep confidential, and shall cause each AIMCO Party and their respective agents, advisors, attorneys, accountants, employees, lenders and other representatives to keep confidential, all of the terms of this Agreement except as may be required by applicable law, rule, regulation or legal process or as AIMCO may conclude it is necessary or prudent to disclose to partners of the UIGP-1 Partnership, the UIGP-2 Partnership or any other partnership for which UIRE is a general partner, terms of this Agreement applicable to such partnerships.

      11. Remedies.

            (a) Specific Performance. Each party acknowledges and agrees that money damages would not be an adequate remedy for any breach of this Agreement or the Closing Documents, and that the other party will suffer immediate and irreparable harm from any such breach, and that, in addition to any other remedy at law or equity (including, without limitation, damages), the party seeking relief for such a breach shall be entitled to specific performance as a remedy for any such breach. Specific performance shall not be deemed to be the exclusive remedy for any breach of any provision of this Agreement or the Closing Documents, but shall be in addition to all other remedies available at law or in equity, including, without limitation, damages.

            (b) Attorneys' Fees. If any action be brought to enforce this Agreement or the Closing Documents, including any action for preliminary and/or injunctive relief, the prevailing party shall be entitled to actual attorneys' fees and expenses (including the time of personnel employed by Everest Parties or AIMCO Parties) in connection with such dispute. If a party obtains a temporary restraining order, preliminary injunction, permanent injunction, or other relief ordering the other party to perform an obligation pursuant to this Agreement or the Closing Documents, the party so ordered to perform shall reimburse the party obtaining the order or injunction for its actual attorneys' fees and expenses incurred in such action to the date of such order (including the time of personnel employed by the party), within three (3) days of receipt of notification of such amount.

      12. Miscellaneous.

            (a) This Agreement and the Closing Documents shall inure to the benefit of, and shall be binding upon, the AIMCO Parties, the Everest Parties, and each of them, and their respective directors, officers, subsidiaries, affiliates, shareholders, partners, members, attorneys, agents, employees, representatives, successors, joint venturers, legal predecessors, assigns, and their respective insurers, sureties and underwriters.

            (b) This Agreement and the Closing Documents represent the entire agreement among the parties relating to the subject matter hereof. No other settlement or representations have been made, or relied upon, other than as set forth expressly in this Agreement and the Closing Documents, and any prior agreements or understandings regarding the matters set forth herein are merged into or replaced by this Agreement and the Closing Documents. Anything herein to the contrary notwithstanding, the parties acknowledge and agree that the Master Agreement, dated as of November 3, 2000, between AIMCO and Everest Properties, as amended, the Settlement Agreement, dated as of March 1, 1999, between AIMCO and Everest Properties (and others), and the Purchase and Sale Agreement dated as of May 1, 2003, by and between AIMCO, Everest Management, LLC, and Everest Properties II, LLC, shall remain in full force and effect to the extent any further performance thereunder is required. This Agreement may be amended only by an agreement in writing, signed by AIMCO and the Everest Companies.

            (c) Time is of the essence with respect to the performance of each term of this Agreement and the Closing Documents.

            (d) This Agreement and the Closing Documents shall be governed by the laws of the State of California, without regard to the conflicts of law provisions thereof. The parties to this Agreement, and each of them, hereby consent and submit to the in personam jurisdiction of the courts of California for purposes of litigating any action arising under this Agreement and the Closing Documents. The parties hereto further agree that all disputes or controversies arising out of this Agreement and the Closing Documents, and any claim for relief or other legal proceeding filed to interpret or enforce the respective rights of the parties thereunder, shall be filed either in the United States District Court for the Central District of California or the Superior Court of the State of California for the County of Los Angeles. Each party hereto shall cause its Affiliates to submit to the same jurisdiction and venue to which such party is required to submit by this paragraph with respect to any action arising under this Agreement and the Closing Documents.

            (e) Each party has cooperated in the drafting and preparation of this Agreement and the Closing Documents. Hence, in any construction to be made of this Agreement and the Closing Documents, the same shall not be construed against any party. The headings used in this Agreement and the Closing Documents are used for convenience only; they have no legal significance.

            (f) Any notice or other communication required or permitted hereunder shall be in writing and shall be delivered personally, or sent by facsimile transmission, reputable overnight courier, or first class mail, with all postage or other charges prepaid. Any such notice shall be deemed given on the date it is delivered prior to 5:00 p.m. (recipient's time) personally or by facsimile transmission, one day after the date it is delivered to an overnight courier, or three days after the date it is mailed, addressed as follows:

      If to any Everest Party:             If to any AIMCO Party:
      Everest Properties, LLC              Apartment Investment and Management
      155 North Lake Avenue, Suite 1000,   Company
      Pasadena, California 91101           Stanford Place 3
      Attn.:  W. Robert Kohorst            4582 South Ulster Street Parkway,
      Facsimile: (626) 585-5929            Suite 1100
                                           Denver, Colorado 80222
                                           Attn.:  General Counsel
                                           Facsimile:  (303) 300-3260


      Any party may designate another address or person to receive notices hereunder by notice given in accordance with the foregoing.

            (g) Counterparts. This Agreement and each Closing Document may be executed in as many counterparts as may be deemed necessary and convenient, and by the different parties hereto on separate counterparts, each of which, when so executed, shall be deemed an original, but all such counterparts shall constitute one and the same instrument. Additionally, the parties hereby covenant and agree that, for purposes of facilitating the execution of this Agreement and the Closing Documents, a facsimile signature shall be deemed to be an original signature and a telecopy delivery (i.e., the transmission by any party of its signature on an original or any copy of this Agreement or a Closing Document via telecopy or fax machine) shall be deemed to be the delivery of such party's original signature.

            (h) EXECUTION. EACH PARTY ACKNOWLEDGES THAT IT HAS HAD ADEQUATE OPPORTUNITY TO CONSULT WITH LEGAL COUNSEL OF ITS CHOOSING IN CONNECTION WITH THE EXECUTION HEREOF AND HAS DONE SO, OR VOLUNTARILY ELECTED NOT TO DO SO.


      IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first above written.

                                     AIMCO:

                                    APARTMENT INVESTMENT AND
                                    MANAGEMENT COMPANY,
                                    a Maryland corporation


                                    By:   /s/Harry Alcock
                                          Harry Alcock
                                          Executive Vice President




                                    EVEREST:

                                    EVEREST PROPERTIES, LLC,
                                    a California limited liability company


                                    By:   /s/W. Robert Kohorst
                                          W. Robert Kohorst
                                          President



                                    EVEREST PROPERTIES, INC.
                                    a California corporation


                                    By:   /s/W. Robert Kohorst
                                          W. Robert Kohorst
                                          President

                                                                   Exhibit 10.23

                             DEMAND PROMISSORY NOTE
                    United Investors Growth Properties, L.P.


US $193,168.11                                     February 19,  2004

      FOR VALUE RECEIVED, ON DEMAND, the undersigned (hereinafter referred to as "Borrower"), hereby promises to pay to the order of AIMCO PROPERTIES, LP. (hereinafter referred to as "Lender"), with its principal office at 4582 South Ulster Street Parkway, Suite 1100, Denver, Colorado 80237, or at such other place as the holder hereof may from time to time designate in writing, in lawful money of the United States of America, the original principal sum of one hundred ninety-three thousand one hundred sixty-eight dollars and eleven cents
($193,168.11) together with accrued but unpaid interest thereon, from the date of this Demand Promissory Note (together with all supplements, amendments or modifications hereto and replacements or renewals hereof, this "Note"), to and including the date on which this Note is paid in full, calculated in the manner hereinafter set forth. The entire principal sum hereof, together with all accrued and unpaid interest thereon, shall be due and payable on demand (the date on which such demand is made is hereinafter referred to as the "Maturity Date").

      1.    Definitions.

      (a) "Base Rate" shall mean a rate of interest equal to the greater of the prime rate equal to the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its "prime rate" in effect at its principal office in Charlotte, North Carolina plus two percent per annum, compounded monthly, or the maximum rate of interest permitted by the agreement of limited partnership, as amended, governing the Borrower.

      (b) "Event of Default" shall mean the failure by Borrower to perform or comply with any of its obligations hereunder for a period of five
            (5) business days after written notice thereof.

      (c) "Existing Senior Lender" shall mean the owner of all indebtedness existing on the date hereof that is senior to the indebtedness evidenced hereby, and any of its successors or assigns.

      (d) "Existing Senior Loan" shall mean all indebtedness existing on the date hereof and secured by a mortgage that is senior to the indebtedness evidenced hereby, as the same may be assigned by the holder thereof from time to time.

      (e) "Existing Senior Loan Documents" shall mean the documents executed by Borrower in connection with the Existing Senior Loan.

      (f) "Gross Income" shall mean, with respect to any period, all of the income derived from the Property and/or the operation thereof, including but not limited to, rents, non-refundable security deposits, income from concessionaires and laundry equipment placed in and about the Property.

      (g) "Net Cash Flow" shall mean, with respect to any period, the Gross Income for the Property for such period less the Operating Expenses for the Property for such period.

      (h) "Net Proceeds" shall mean the difference between (i) the gross proceeds from any sale of the Property (or any portion thereof) or the refinancing of any indebtedness of Borrower (whether or not secured by the Property) minus (ii) the payment of the indebtedness evidenced by any Senior Note, reasonable brokerage, bank and similar commissions, points and/or fees paid in the case of a refinancing, title insurance premiums, attorneys' fees and costs and normal closing costs and recording fees in the case of a sale or other disposition.

      (i) "Operating Expenses" shall mean, with respect to any period, all reasonable operating expenses of the Property, including, without limitation, all sums due on any Senior Note other than prepayments (whether voluntary or involuntary) of principal, which shall in no event constitute an Operating Expense. For purposes of determining Operating Expenses for the Property for any period, such expenses shall be those which are incurred at market rates, allocable to the period in question (whether paid or payable) and equal monthly amounts for insurance, real estate and personal property taxes or escrow deposits. All of such Operating Expenses shall be determined under generally accepted accounting principles, consistently applied.

      (j) "Property" shall mean all real property owned by Borrower. Property does not include any interest in AIMCO Terrace Royale, LLC or any assets owned such entity ("Terrace Royale").

      (k) "Senior Note" shall mean any Existing Senior Loan and any promissory note executed by Borrower with Lender's consent in accordance with the terms hereof and secured by a Senior Mortgage executed with Lender's consent in accordance with the terms hereof, which is senior to this Note and any instruments securing this Note.

      (l) "Senior Mortgage" shall mean a mortgage, deed of trust or other security instrument encumbering the Property and securing a Senior Note.

      2.    Interest, Interest Rate and Time of Interest Payments.

            Subject to the provisions of Section 4 below regarding acceleration of the indebtedness evidenced hereby:

      (a) Interest on both the principal amount outstanding hereunder, including Advances, and on any Accrued Interest (as hereinafter defined) shall be payable for each calendar month in an amount equal to the lesser of: (i) the amount of interest for such month computed at the Base Rate (or any applicable Default Rate (as hereinafter defined)) on the amount outstanding under this Note or (ii) the amount of Net Cash Flow for such calendar month. The amount of such monthly interest shall be referred to as the "Monthly Interest."

      (b) Monthly Interest shall be payable in arrears on the fifteenth day of each month, commencing with the first month following the date hereof. Interest shall be calculated on the basis of a 360 day year, but shall be computed for the actual number of days in the period for which interest is charged.

      (c) Each month, the amount by which (i) the interest at the Base Rate (or any applicable Default Rate) exceeds (ii) the Monthly Interest actually paid, shall accrue ("Accrued Interest") and become due and payable on the Maturity Date; provided, however, that if the Net Cash Flow during any calendar month is in excess of the amount necessary to pay Monthly Interest for that month, then such excess shall be applied first towards Accrued Interest, if any, and then to principal due hereunder.

      (d) Upon a sale of the Property or a refinancing of any indebtedness evidenced by this Note or a Senior Note, regardless of whether the Property is encumbered by a security instrument securing indebtedness evidenced by this Note, the Net Proceeds from such sale or refinancing shall be applied first to Accrued Interest, if any, then to current interest and then to principal due hereunder.

      In no event shall the amount paid or agreed to be paid hereunder exceed the highest lawful rate permissible under applicable law; and if under any circumstance whatsoever, fulfillment of any provision of this Note, at the time performance of such provision shall be due, shall involve transcending the limit of validity prescribed by applicable law, then ipso facto the obligation to be fulfilled shall be reduced to the limit of such validity, and if from any circumstance the holder of this Note should receive as interest an amount which would exceed the highest lawful rate allowable under law, such amount which would be excessive interest shall be applied to the reduction of the unpaid principal balance due under this Note and not to the payment of interest, or if such excess interest exceeds the unpaid balance of principal, the excess shall be refunded to Borrower.

      3. Demand Nature of Note.

      It is expressly understood and agreed by Borrower that this Note matures upon issuance, and Borrower further acknowledges and agrees that, subject to the provisions of Section 7 hereof, Lender, at any time, without notice, and without reason may demand that this Note be immediately paid in full or in part. The demand nature of this Note shall not be deemed modified by reference herein to a default or Event of Default. Borrower further acknowledges and agrees that, for purposes of this Note, to the extent there is reference to an Event of Default, such reference is for the purpose of permitting Lender to receive "Default Interest" (as hereinafter defined) and to terminate the right of Borrower to limit its interest payments to Net Cash Flow. It is expressly agreed that Lender may exercise its demand rights hereunder whether or not an Event of Default has occurred. Borrower further acknowledges and agrees that Lender, with or without reason and without notice, may from time to time make demand for partial payments hereunder and that such demands shall not preclude Lender from demanding at any time that this Note be immediately paid in full. Upon exercise of such demand, Lender shall have all remedies available under this Note, the "Security Instruments" (as hereinafter defined), if any, and applicable law. Notwithstanding anything to the contrary contained herein, in the event that any Senior Note or Senior Mortgage imposes restrictions as to when Lender may demand payment of this Note, Lender's demand for payment of this Note shall be deferred until the date that is one (1) calendar day after the date that Lender's demand would be permissible under such Senior Note or Senior Mortgage.

      4. Acceleration and Attorneys' Fees.

      If any installment of principal or interest payable under this Note is not paid when due, or if any other amount payable under this Note is not paid when due, the entire principal amount outstanding hereunder and accrued interest thereon and the Accrued Interest shall at once become due and payable, at the option of Lender. Lender may exercise this option to accelerate during any default or Event of Default by Borrower regardless of any prior forbearance. In the event of any default or Event of Default in the payment of this Note, and if the same is referred to an attorney at law for collection or any action at law or in equity is brought with respect hereto, Borrower shall pay Lender all expenses and costs thereof, including, but not limited to, reasonable attorneys' fees, charges and disbursements.

      5. Late Charges and Default Interest.

      If any installment of Monthly Interest payable under this Note is not received by Lender within ten (10) calendar days after the installment is due, Borrower shall pay to Lender a late charge of four percent (4%) of such installment, such late charge to be immediately due and payable without demand by Lender. Notwithstanding anything to the contrary herein, if any installment of principal or interest payable under this Note remains past due for ten (10) calendar days or more, the outstanding principal balance of this Note and Accrued Interest, if any, shall bear interest ("Default Interest") during the period in which Borrower is in default (before and after judgment) at a rate (the "Default Rate") of seven and one-half percent (7 1/2%) per annum in excess of the Base Rate, or, if such Default Interest may not be collected from Borrower under applicable law, then at the maximum increased rate of interest, if any, which may be collected from Borrower under applicable law.

      6. Prepayments.

      The unpaid principal and Accrued Interest of this Note may be prepaid in whole or in part without premium or penalty. Prepayments shall be applied first to current interest due hereunder, then against Accrued Interest, if any, and then the outstanding principal balance of this Note, and shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender shall agree otherwise in writing.

      7. Modifications.

      From time to time, without affecting the obligation of Borrower or its successors or assigns to pay the outstanding principal balance of this Note and observe the covenants of Borrower contained herein, without affecting the guaranty of any person, corporation, partnership or other entity for payment of amounts due hereunder, without giving notice to or obtaining the consent of Borrower, the successors or assigns of Borrower or guarantors, and without liability on the part of Lender, Lender may, at its option, make and memoralize hereon Advances, extend the time for payment of any amounts due hereunder, reduce the payments due hereunder, release anyone liable on amounts due hereunder, accept a renewal of this Note, join in any extension or subordination agreement, release any security given therefor, take or release other or additional security, and agree in writing with Borrower to modify the rate of interest of this Note or modify the other terms and time of payment of amounts due hereunder.

      8. Security for Note.

      Subject to Section 9 below and any prohibitions in Borrower's partnership agreement in effect as of the date hereof, at any time prior to the date on which this Note is paid in full, Lender shall have the right, in Lender's sole and absolute discretion, to require Borrower to pledge any or all of Borrower's assets (excluding any interest in Terrace Royale) as security for the indebtedness evidenced by this Note, including, without limitation, the execution, acknowledgment, delivery and recordation of a mortgage or deed of trust encumbering the Property. In the event that Lender elects to require such security, Lender shall provide written notice to Borrower of said election and Borrower shall pledge its assets as security for the indebtedness evidenced by this Note, which pledge shall be evidenced by Borrower and Lender executing a mortgage or deed of trust, assignment of rents and security agreement encumbering the Property and such other security instruments (collectively, the "Security Instruments") in form and substance acceptable to Lender in Lender's sole and absolute discretion.

      9. Subordination to Senior Notes.

      (a) Borrower shall not incur, create or assume any liabilities other than Advances without the consent of Lender; provided, however, that if no default or Event of Default shall have occurred and be continuing hereunder, Borrower may, without the consent of Lender, incur, create or assume any or all of the following indebtedness:

                  (i)  this  Note,  the  Security   Instruments  and  any  other
      documents executed in connection therewith; and

                  (ii) amounts, not secured by liens on the Property payable by or on behalf of Borrower for or in respect of the operation of the Property in the ordinary course of operating the Property. Notwithstanding anything to the contrary set forth herein, in no event shall Borrower be permitted under this provision to enter into a note or other instrument for borrowed money, without the prior written consent of Lender, which may be withheld in Lender's sole and absolute discretion.

      (b) The indebtedness evidenced by this Note is and shall be subordinate in right of payment to the prior payment in full of the indebtedness evidenced by the Existing Senior Loan Documents. The Security Instruments (to the extent executed pursuant to Section 8 hereof) that will secure this Note shall be subject and subordinate in all respects to the liens, terms, covenants and conditions of the Existing Senior Loan Documents.

      (c) Nothing in this Section 9 or in any Lender consent to any indebtedness incurred by Borrower (including, without limitation, any Senior Note) shall be construed to (i) preclude, prohibit or otherwise limit or restrict Borrower's payment of Monthly Interest in accordance with the terms of this Note or (ii) preclude, prohibit or otherwise limit or restrict Lender's right to deliver written notice of default or Event of Default to Borrower for failure to make Monthly Interest or any other payments, in which event interest shall accrue at the Default Rate as provided in this Note.

      10. Waivers.

      Presentment, notice of dishonor, and protest are hereby waived by all makers, sureties, guarantors and endorsers hereof. This Note shall be the joint and several obligation of all makers, sureties, guarantors and endorsers, and shall be binding upon them and their successors and assigns.

      11. Choice of Law.

      This Note shall be governed by the laws of the State of New York, without reference to the choice of law provisions thereof.

      12. Limited Liability in Certain Cases.

      So long as the general partner of Borrower is either (i) United Investors Real Estate, Inc. ("UIRE") or (ii) an affiliate of Apartment Investment and Management Company, a Maryland corporation ("AIMCO"), in no event shall any general partner of Borrower have any liability for the payment hereof or for any deficiency which may remain after the enforcement of Lender's rights and remedies hereunder; provided, however, that if the general partner of Borrower is neither UIRE nor an affiliate of AIMCO, then such general partner shall be fully liable for payment hereof, and for any deficiency, and by agreeing to act as such general partner, such person agrees to and accepts such liability.

      13. Miscellaneous.

      (a) This Note may not be amended, modified or supplemented orally.

      (b) If any term or provision of this Note or the application thereof to any person or circumstance shall to any extent be invalid or unenforceable, the remainder of this Note, or the application of such term or provision to Persons or circumstances other than those as to which it is invalid or unenforceable, shall not be affected thereby, and each term and provision of this Note shall be valid and enforceable to the fullest extent permitted by law.

      (c) The remedies of Lender as provided herein, and in the Security Instruments, if any, shall be cumulative and concurrent, and may be pursued singly, successively or together against Borrower and/or any other property mortgaged, pledged or assigned to Lender as security for this Note, at the sole discretion of Lender, and such remedies shall not be exhausted by any exercise thereof but may be exercised as often as occasion therefor shall occur.

      (d) Borrower hereby waives and releases all errors, defects and imperfections in any proceedings instituted by Lender under the terms of this Note, as well as all benefit that might accrue to Borrower by virtue of any present or future laws exempting any property, real or personal, or any part of the proceeds arising from any sale of such property, from attachment, levy or sale under execution or providing for any stay of execution, exemption from civil process or extension of time for payment, as well as the right of inquisition on any real estate that may be levied upon under a judgment obtained by virtue hereof, and Borrower hereby voluntarily condemns the same and authorizes the entry of such voluntary condemnation on any writ of execution issued thereon, and agrees that such real estate may be sold upon any such writ in whole or in part in any order desired by Lender.

      (e) Lender shall not by any act of omission or commission be deemed to have waived any of its rights or remedies hereunder unless such waiver be in writing and signed by Lender, and then only to the extent specifically set forth therein; a waiver with respect to one event shall not be construed as continuing or as a bar or waiver of such right or remedy on a subsequent event.

      (f) This Note constitutes the entire agreement between Lender and Borrower pertaining to the subject matter hereof and supersedes all prior agreements, understandings, letters of intent, promissory notes and other security documents, negotiations and discussions, whether oral or written, of the parties. Notwithstanding any provision of this Note to the contrary, however, in the event that any provision of this Note and the agreement of limited partnership, as amended, governing the Borrower conflict, the agreement of limited partnership, as amended, of the Borrower shall control, and in the event any provision of this Note conflicts with any federal or state law, rule, or regulation applicable to the Borrower, such federal or state law, rule, or regulation shall control.

      IN WITNESS WHEREOF, this Note has been executed and delivered as of the date first written above, by the undersigned with the intent to be legally bound hereby.

                          [SIGNATURE ON FOLLOWING PAGE]






      [THE REMAINDER OF THIS PAGE IS INTENTIONALLY BLANK]

                              BORROWER:

                              UNITED INVESTORS GROWTH PROPERTIES, L.P., a Missouri limited partnership

                              By:  UNITED INVESTORS REAL ESTATE, INC.,
                                  a Delaware corporation,
                                  its General Partner

                                  By:/s/W. Robert Kohorst
                                  Name: W. Robert Kohorst
                                  Its: Chairman