Form 10QSB
period 2004-03-31
UNITED INVESTORS GROWTH PROPERTIES
filed 2004-05-17
CIK 831663

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

                For the quarterly period ended March 31, 2004


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



                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2004



Assets
   Cash and cash equivalents                                                 $ 63
   Receivables and deposits                                                      18
   Restricted escrows                                                            35
   Other assets                                                                  48
   Investment property:
       Land                                                   $ 240
       Buildings and related personal property                 5,036
                                                               5,276
       Less accumulated depreciation                          (2,499)         2,777
                                                                            $ 2,941
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 57
   Tenant security deposit liabilities                                           12
   Accrued property taxes                                                        40
   Due to affiliates                                                            736
   Other liabilities                                                             73
   Mortgage note payable                                                      3,339

Partners' Deficit
   General partner                                             $ (23)
   Limited partners (39,287 units
      issued and outstanding)                                 (1,293)        (1,316)
                                                                            $ 2,941



         See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                               Three Months Ended
                                                                       March 31,
                                                                2004          2003
                                                                           (Restated)
Revenues:
   Rental income                                               $ 132         $ 182
   Other income                                                    58             3
   Casualty gain                                                   --            13
       Total revenues                                             190           198

Expenses:
   Operating                                                      105            83
   General and administrative                                      14            32
   Depreciation                                                    65            65
   Interest                                                        74            73
   Property taxes                                                  34            46
   Bad debt                                                        88            43
       Total expenses                                             380           342

Loss from continuing operations                                  (190)         (144)
Loss from discontinued operations                                  --           (23)
Net loss                                                       $ (190)       $ (167)

Net loss allocated to general partner (1%)                      $ (2)         $ (2)
Net loss allocated to limited partners (99%)                     (188)         (165)
                                                               $ (190)       $ (167)

Per limited partnership unit:
  Loss from continuing operations                              $(4.79)       $(3.63)
  Loss from discontinued operations                                --          (.57)
Net loss                                                       $(4.79)       $(4.20)



         See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)




                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner     Partners      Total

Original capital contributions            39,297       $ --       $ 9,824      $ 9,824

Partners' deficit at
  December 31, 2003                       39,287       $ (21)     $(1,560)     $(1,581)

Non-cash contribution associated
With a distribution for the
  Three months ended March 31, 2004
   (Note B)                                   --          --          455          455

Net loss for the three months
  ended March 31, 2004                        --          (2)        (188)        (190)

Partners' deficit at
  March 31, 2004                          39,287       $ (23)     $(1,293)     $(1,316)


         See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2004        2003
Cash flows from operating activities:
  Net loss                                                       $ (190)     $ (167)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Casualty gain                                                   --          (13)
     Depreciation                                                    65          111
     Bad debt                                                        88           43
     Amortization of loan costs                                       4            6
     Change in accounts:
      Receivables and deposits                                      (49)         (53)
      Other assets                                                  (20)           1
      Accounts payable                                              (43)          33
      Tenant security deposit liabilities                            (7)           1
      Accrued property taxes                                        (17)           5
      Due to affiliates                                              19           24
      Other liabilities                                               5           32
           Net cash (used in) provided by operating
             activities                                            (145)          23

Cash flows from investing activities:
  Net insurance proceeds received                                    --           39
  Property improvements and replacements                             (9)         (13)
  Net (deposits to) withdrawals from restricted escrows              (9)          51
           Net cash (used in) provided by investing
             activities                                             (18)          77

Cash flows from financing activities:
  Advances from affiliates                                          193           --
  Payments on mortgage notes payable                                (13)         (39)
           Net cash provided by (used in) financing
             activities                                              180         (39)

Net increase in cash and cash equivalents                            17           61

Cash and cash equivalents at beginning of period                     46          189
Cash and cash equivalents at end of period                        $ 63        $ 250

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 60        $ 114


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

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Growth Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner" or "UIRE"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

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

Prior to February 27, 2004, the Partnership owned 100% of the membership interest in AIMCO Terrace Royale, L.L.C., a Delaware limited liability company. Effective January 1, 2004, the Partnership adopted a new operating agreement for that company, appointed Everest as its manager, changed the company's name to Everest Terrace Royale, LLC ("Terrace Royale"), and distributed to its partners all of the membership interests that the Partnership held in Terrace Royale, as a distribution in kind. The record date for the distribution, and the effective date for allocation, tax and all other purposes, was January 1, 2004. Limited partners of the Partnership received one unit of membership interest in Terrace Royale for each unit of limited partnership interest held in the Partnership on the record date. The distribution of the net liabilities of Terrace Royale was accounted for as a non-cash contribution to the limited partners equity in the accompanying Consolidated Statement of Changes in Partners' Deficit.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statement of operations for the three months ended March 31, 2003 has been restated to reflect the operations of Terrace Royale as loss from discontinued operations due to the distribution of the property out of the Partnership effective January 1, 2004.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $7,000 and $18,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $11,000 and $18,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses. As of March 31, 2004, the Partnership owed approximately $85,000 to an affiliate of the General Partner for reimbursement of accountable administrative expenses.

During the three months ended March 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $193,000 to cover operating obligations at Deerfield Apartments. There were no such advances during the three months ended March 31, 2003. At March 31, 2004, the Partnership owed an affiliate of the General Partner approximately $651,000 for advances and accrued interest. Interest is charged at prime plus 2% or 6.00% at March 31, 2004. Interest expense was approximately $8,000 and $6,000 during the three months ended March 31, 2004 and 2003, respectively.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $9,000. The Partnership was charged approximately $24,000 for 2003.

Note D - Casualty Gain

During the three months ended March 31, 2003, a net casualty gain of approximately $13,000 was recorded at Deerfield Apartments. The casualty gain related to mold damage to the apartment complex that occurred in October 2002. The gain was a result of the receipt of insurance proceeds of approximately $39,000 offset by approximately $26,000 of undepreciated fixed assets being written off.

Note E - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The following table sets forth the average occupancy of the property for each of the three month periods ended March 31, 2004 and 2003:

                                                   Average   Occupancy
      Property                                      2004        2003

      Deerfield Apartments                          63%          80%
         Memphis, Tennessee

The General Partner attributes the decrease in occupancy at Deerfield Apartments to increased competition in the local market and increased resident application standards.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2004 was approximately $190,000 compared to a net loss of approximately $167,000 for the three months ended March 31, 2003.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statement of operations for the three months ended March 31, 2003 has been restated to reflect the operations of Terrace Royale as loss from discontinued operations due to the distribution of the property out of the Partnership effective January 1, 2004. Included in loss from discontinued operations are revenues of approximately $194,000 for the three months ended March 31, 2003.

The Partnership's loss from continuing operations for the three months ended March 31, 2004 was approximately $190,000 compared to loss from continuing operations of approximately $144,000 for the three months ended March 31, 2003. The increase in loss from continuing operations for the three months ended March 31, 2004 is due to a decrease in total revenues and an increase in total expenses. Total revenues decreased due to a decrease in rental income and casualty gain partially offset by an increase in other income. Rental income decreased due to decreases in occupancy and average rental rates at Deerfield Apartments. Other income increased due to an increase in lease cancellation fees.

During the three months ended March 31, 2003, a net casualty gain of approximately $13,000 was recorded at Deerfield Apartments. The casualty gain related to mold damage to the apartment complex. The gain was a result of the receipt of insurance proceeds of approximately $39,000 offset by approximately $26,000 of undepreciated fixed assets being written off.

The increase in total expenses was due to increases in operating expenses and bad debt expense partially offset by decreases in general and administrative and property tax expenses. Operating expenses increased due to increases in administrative and maintenance expenses. Administrative expense increased due to increases in legal fees and office equipment. Maintenance expense increased due to an increase in maintenance and repairs and contract labor. Bad debt expense increased as the result of increased standards for tenants as property management attempts to develop a more stable tenant base. Property tax expense decreased as a result of a decrease in the assessed value at Deerfield Apartments.

General and administrative expenses decreased due to a decrease in management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $63,000 compared to approximately $250,000 at March 31, 2003. The increase in cash and cash equivalents of approximately $17,000 from December 31, 2003, is due to approximately $180,000 of cash provided by financing activities, partially offset by approximately $145,000 of cash used in operating activities and approximately $18,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from an affiliate of the General Partner partially offset by payments of principal made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of net deposits to escrow accounts maintained by the mortgage lender and property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Deerfield Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $9,000 of capital improvements at Deerfield Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $66,000 in capital improvements during the remainder of 2004. The General Partner is currently evaluating additional capital improvements needed at the property to improve its condition and increase occupancy.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment property of approximately $3,339,000 has a maturity date of December 2004 and requires a balloon payment of approximately $3,303,000 at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced and/or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

The Partnership did not distribute any funds during the three months ended March 31, 2004 and 2003. The Partnership's cash available for distribution is reviewed on a monthly basis. Future distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturity, refinancing, and/or property sale. In light of the amount due to an affiliate of the General Partner at March 31, 2004, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14.328 limited partnership units (the "Units") in the Partnership representing 36.47% of the outstanding Units at March 31, 2004. Until May 1, 2003, AIMCO was the indirect sole stockholder of UIRE, the sole general partner of the Partnership, and therefore held all of the general partner interest in the Partnership. On May 1, 2003, Everest acquired all of the capital stock of the General Partner and held the capital stock of the General Partner until February 27, 2004, when Everest transferred it back to an affiliate of AIMCO. The capital stock was acquired in connection with the purchase by Everest or its affiliates of limited partnership interests in partnerships for which UIRE serves as the general partner. In connection with the acquisition of UIRE, Everest also acquired the 14,328 Units in the Partnership owned by AIMCO as of May 1, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. From May 1, 2003 to February 27, 2004, as the sole stockholder of UIRE, Everest was in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership. An Everest affiliate, Everest Properties, LLC, owned 14,328 Units representing 36.47% of the outstanding Units as of December 31, 2003. On February 27, 2004, AIMCO and its affiliates acquired all of the capital stock of UIRE and 14,328 Units in the Partnership from Everest. Upon the completion of this transaction, AIMCO, as the sole stockholder of UIRE, was in a position to control the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's asset.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  Current Report on Form 8-K dated January 1, 2004 and filed on March 24, 2004 disclosing the acquisition of all capital stock of United Investors, Real Estate, Inc., by AIMCO and its affiliates.

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

                                    Date: May 17, 2004

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




Date:  May 17, 2004

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




Date:  May 17, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of United Income Growth Partnership (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 17, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 17, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.