Form 10QSB
period 2004-06-30
UNITED INVESTORS GROWTH PROPERTIES
filed 2004-08-13
CIK 831663

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No ___



                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004



Assets
   Cash and cash equivalents                                                 $ 296
   Receivables and deposits                                                      20
   Restricted escrows                                                            45
   Other assets                                                                  43
   Investment property:
       Land                                                   $ 240
       Buildings and related personal property                 5,062
                                                               5,302
       Less accumulated depreciation                          (2,551)         2,751
                                                                            $ 3,155
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 18
   Tenant security deposit liabilities                                           15
   Accrued property taxes                                                        64
   Mortgage note payable                                                      3,325
   Due to affiliates (Note C)                                                 1,152
   Other liabilities                                                             63

Partners' Deficit
   General partner                                            $ (25)
   Limited partners (39,287 units
      issued and outstanding)                                 (1,457)        (1,482)
                                                                            $ 3,155

         See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                            Three Months Ended        Six Months Ended
                                                 June 30,                 June 30,
                                             2004        2003         2004         2003
                                                      (Restated)                (Restated)

Revenues:
  Rental income                             $  137      $  162        $  269      $  344
  Other income                                  23          11            81          14
  Casualty gain (Note D)                        16           2            16          15
     Total revenues                            176         175           366         373

Expenses:
  Operating                                    127          87           232         170
  General and administrative                    29          18            43          50
  Depreciation                                  61          68           126         133
  Interest                                      78          74           152         147
  Property taxes                                26          45            60          91
  Bad debt                                      21          30           109          73
     Total expenses                            342         322           722         664

Loss from continuing operations               (166)       (147)         (356)       (291)
Loss from discontinued operations               --          (5)           --         (28)
Net loss                                    $ (166)     $ (152)       $ (356)     $ (319)

Net loss allocated to
   general partner (1%)                     $   (2)     $   (1)       $   (4)     $   (3)
Net loss allocated to
   limited partners (99%)                     (164)       (151)         (352)       (316)
                                            $ (166)     $ (152)       $ (356)     $ (319)
Per limited partnership unit:
  Loss from continuing operations           $(4.17)     $(3.70)       $(8.96)     $(7.33)
  Loss from discontinued operations             --        (.14)           --        (.71)
Net loss per limited partnership unit       $(4.17)     $(3.84)       $(8.96)     $(8.04)

         See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        39,297       $ --       $ 9,824      $ 9,824

Partners' deficit at
   December 31, 2003                  39,287      $ (21)      $(1,560)     $(1,581)

Non-cash contribution associated
 with a distribution for the
 six months ended June 30, 2004
 (Note B)                                             --          455          455

Net loss for the six months
   ended June 30, 2004                   --           (4)        (352)        (356)

Partners' deficit at
   June 30, 2004                      39,287      $ (25)      $(1,457)     $(1,482)


         See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                   2004       2003
Cash flows from operating activities:
  Net loss                                                       $ (356)     $ (319)
  Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
      Casualty gain                                                  (16)        (15)
      Depreciation                                                   126         226
      Bad debt expense                                               109          73
      Amortization of loan costs                                       8          11
      Change in accounts:
        Receivables and deposits                                     (72)        (75)
        Other assets                                                 (19)        (29)
        Accounts payable                                             (82)         34
        Tenant security deposit liabilities                           (4)          3
        Accrued property taxes                                         7          32
        Due to affiliates                                             42          36
        Other liabilities                                             (5)         30

           Net cash (used in) provided by operating
              activities                                            (262)          7

Cash flows from investing activities:
  Insurance proceeds received                                         36          46
  Property improvements and replacements                             (64)       (104)
  Net (deposits to) withdrawals from restricted escrows              (19)         76

           Net cash (used in) provided by investing
              activities                                             (47)         18

Cash flows from financing activities:
  Advances from affiliates                                           586          33
  Payments on mortgage notes payable                                 (27)        (79)

           Net cash provided by (used in) financing
              activities                                             559         (46)

Net increase (decrease) in cash and cash equivalents                 250         (21)

Cash and cash equivalents at beginning of period                      46         189
Cash and cash equivalents at end of period                        $ 296       $ 168

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 122       $ 228

         See Accompanying Notes to Consolidated Financial Statements


                       UNITED INVESTORS GROWTH PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Going Concern

The accompanying consolidated financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses, suffers from a lack of cash, and has advances due to the General Partner. In addition, the remaining active property in the Partnership, Deerfield Apartments, has experienced decreasing occupancy levels. The General Partner is currently evaluating the additional capital improvements needed at the property to improve its condition and increase occupancy. Upon completion of any needed capital improvements, the General Partner intends to market the property for sale.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from these uncertainties.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Growth Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner" or "UIRE"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statement of operations for the three and six months ended June 30, 2003 have been restated to reflect the operations of Terrace Royale as loss from discontinued operations due to the distribution of the property out of the Partnership effective January 1, 2004.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately
$14,000 and $34,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $23,000 for both the six months ended June 30, 2004 and 2003 which is included in general and administrative expenses. As of June 30, 2004, the Partnership owed approximately $96,000 to an affiliate of the General Partner for reimbursement of accountable administrative expenses.

During the six months ended June 30, 2004 and 2003, an affiliate of the General Partner advanced the Partnership approximately $586,000 and $33,000, respectively, to cover operating obligations of the Partnership and Deerfield Apartments. At June 30, 2004, the Partnership owed an affiliate of the General Partner approximately $1,056,000 for advances and accrued interest. Interest is charged at prime plus 2% or 6.00% at June 30, 2004. Interest expense was approximately $21,000 and $4,000 during the six months ended June 30, 2004 and 2003, respectively.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $9,000 and $24,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty Gain

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

During the six months ended June 30, 2004, a net casualty gain of approximately $16,000 was recorded at Deerfield Apartments. The casualty gain related to wind damage to the apartment complex that occurred in July 2003. The gain was a result of the receipt of insurance proceeds of approximately $36,000 offset by approximately $20,000 of undepreciated fixed assets being written off.

Note E - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The following table sets forth the average occupancy of the property for each of the six month periods ended June 30, 2004 and 2003:

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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2004 was approximately $166,000 and $356,000 compared to net loss of approximately
$152,000 and $319,000 for the three and six months ended June 30, 2003, respectively.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statements of operations for the three and six months ended June 30, 2003 have been restated to reflect the operations of Terrace Royale as loss from discontinued operations due to the distribution of the property out of the Partnership in January 2004. Included in loss from discontinued operations are revenues of approximately $186,000 and $380,000 for the three and six months ended June 30, 2003, respectively. The Partnership's loss from continuing operations for the three and six months ended June 30, 2004 was approximately $166,000 and $356,000 compared to loss from continuing operations of approximately $147,000 and $291,000 for the three and six months ended June 30, 2003.

The increase in loss from continuing operations for the three months ended June 30, 2004 is due to an increase in total expenses. The increase in loss from continuing operations for the six months ended June 30, 2004 is due to an increase in total expenses and a decrease in total revenues.

The increase in total expenses for both the three and six month periods is due to an increase in operating expenses partially offset by a decrease in property tax expense. In addition, bad debt expense increased for the six month period. The increase in operating expense is due to increases in property and maintenance expenses. Property expenses increased due to increases in utilities and contract courtesy patrols at the investment property. Maintenance expense increased due to increases in contract labor and supplies. Property taxes decreased as a result of a decrease in the assessed value at Deerfield Apartments. Bad debt expense increased as the result of increased standards for tenants as property management attempts to develop a more stable tenant base.

Although total revenues for the three months ended June 30, 2004 remained constant, an increase in other income and a casualty gain were offset by a decrease in rental income. For the six months ended June 30, 2004, total revenues decreased due to a decrease in rental income partially offset by an increase in other income. For both periods, rental income decreased due to decreased occupancy at Deerfield Apartments. Other income increased for both periods due to increased lease cancellation fees.

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

During the six months ended June 30, 2004, a net casualty gain of approximately $16,000 was recorded at Deerfield Apartments. The casualty gain related to wind damage to the apartment complex that occurred in July 2003. The gain was a result of the receipt of insurance proceeds of approximately $36,000 offset by approximately $20,000 of undepreciated fixed assets being written off.

Included in general and administrative expenses for both periods are management reimbursements to the General Partner as allowed under the Partnership Agreement and management fees paid to the General Partner in connection with distributions made from operations. Also included are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $296,000 compared to approximately $168,000 at June 30, 2003. The increase in cash and cash equivalents of approximately $250,000 from December 31, 2003, is due to approximately $559,000 of cash provided by financing activities, partially offset by approximately $262,000 of cash used in operating activities and approximately $47,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from an affiliate of the General Partner partially offset by payments of principal made on the mortgages encumbering the Partnership's property. Cash used in investing activities consisted of net deposits to escrow accounts maintained by the mortgage lender and property improvements and replacements partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's property are detailed below.

Deerfield Apartments

During  the  six  months  ended  June  30,  2004,  the   Partnership   completed
approximately $64,000 of capital improvements at Deerfield Apartments, consisting primarily of casualty repairs and carpet replacement. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $111,000 in capital improvements during the remainder of 2004. The General Partner is currently evaluating additional capital improvements needed at the property to improve its condition and increase occupancy.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment property of approximately $3,325,000 has a maturity date of December 2004 and requires a balloon payment of approximately $3,303,000 at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced and/or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

The Partnership did not distribute any funds during the six months ended June 30, 2004 and 2003. The Partnership's cash available for distribution is reviewed on a monthly basis. Future distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturity, refinancing, and/or property sale. In light of the amount due to an affiliate of the General Partner at June 30, 2004, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,328 limited partnership units (the "Units") in the Partnership representing 36.47% of the outstanding Units at June 30, 2004. Until May 1, 2003, AIMCO was the indirect sole stockholder of UIRE, the sole general partner of the Partnership, and therefore held all of the general partner interest in the Partnership. On May 1, 2003, Everest acquired all of the capital stock of the General Partner and held the capital stock of the General Partner until February 27, 2004, when Everest transferred it back to an affiliate of AIMCO. The capital stock was acquired in connection with the purchase by Everest or its affiliates of limited partnership interests in partnerships for which UIRE serves as the general partner. In connection with the acquisition of UIRE, Everest also acquired the 14,328 Units in the Partnership owned by AIMCO as of May 1, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. From May 1, 2003 to February 27, 2004, as the sole stockholder of UIRE, Everest was in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership. An Everest affiliate, Everest Properties, LLC, owned 14,328 Units representing 36.47% of the outstanding Units as of December 31, 2003. On February 27, 2004, AIMCO and its affiliates acquired all of the capital stock of UIRE and 14,328 Units in the Partnership from Everest. Upon the completion of this transaction, AIMCO, as the sole stockholder of UIRE, was in a position to control the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  See Exhibit Index Attached.

            b) Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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



                                    UNITED INVESTORS GROWTH PROPERTIES


                                    By:   United Investors Real Estate, Inc.
                                          Its General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: August 13, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

 5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

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

I, Stephen B. Waters, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of United Investors Growth Properties;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of United Investors
                                    Real Estates, Inc., equivalent of
                                    the chief financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of United Income Growth Partnership (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.