Form 10QSB
period 2004-09-30
UNITED INVESTORS GROWTH PROPERTIES
filed 2004-11-15
CIK 831663

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

              For the quarterly period ended September 30, 2004


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2004

Assets
   Cash and cash equivalents                                                 $ 90
   Receivables and deposits                                                      23
   Restricted escrows                                                            55
   Other assets                                                                  50
   Investment property:
       Land                                                   $ 240
       Buildings and related personal property                 5,247
                                                               5,487
       Less accumulated depreciation                          (2,615)         2,872
                                                                            $ 3,090
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 113
   Tenant security deposit liabilities                                           18
   Accrued property taxes                                                        43
   Due to affiliates (Note C)                                                 1,179
   Other liabilities                                                             48
   Mortgage note payable                                                      3,312

Partners' Deficit
   General partner                                            $ (26)
   Limited partners (39,287 units
      issued and outstanding)                                 (1,597)        (1,623)
                                                                            $ 3,090

         See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                           Three Months Ended         Nine Months Ended
                                              September 30,             September 30,
                                            2004         2003         2004         2003
                                                      (Restated)                (Restated)

Revenues:
  Rental income                            $  189      $  193        $   458     $   537
  Other income                                 22          18            103          32
  Casualty gain (Note D)                       --          --             16          15
     Total revenues                           211         211            577         584

Expenses:
  Operating                                   148         102            380         273
  General and administrative                   15           8             58          58
  Depreciation                                 64          66            190         199
  Interest                                     83          72            235         218
  Property taxes                               29         (24)            89          67
  Bad debt                                     13          23            122          96
     Total expenses                           352         247          1,074         911

Loss from continuing operations              (141)        (36)          (497)       (327)
Loss from discontinued operations              --         (22)            --         (50)

Net loss                                   $ (141)     $  (58)       $  (497)    $  (377)

Net loss allocated to general
  partner (1%)                             $   (1)     $   (1)       $    (5)    $    (4)
Net loss allocated to limited
  partners (99%)                             (140)        (57)          (492)       (373)
                                           $ (141)     $  (58)       $  (497)    $  (377)
Per limited partnership unit:
  Loss from continuing operations          $(3.56)     $(0.89)       $(12.52)    $ (8.23)
  Loss from discontinued operations            --       (0.56)            --       (1.26)
Net loss per limited partnership
  unit                                     $(3.56)     $(1.45)       $(12.52)    $ (9.49)


         See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)




                                     Limited
                                    Partnership    General     Limited
                                       Units       Partner    Partners      Total

Original capital contributions        39,287        $ --       $ 9,824     $ 9,824

Partners' deficit at
   December 31, 2003                  39,287        $ (21)     $(1,560)    $(1,581)

Non cash contribution associated
  with a distribution for the
  nine months ended September
  30, 2004 (Note B)                                     --         455         455

Net loss for the nine months
   ended September 30, 2004               --            (5)       (492)       (497)

Partners' deficit at
   September 30, 2004                 39,287        $ (26)     $(1,597)    $(1,623)

         See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                      2004    2003
Cash flows from operating activities:
  Net loss                                                       $ (497)     $ (377)
  Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
      Casualty gain                                                 (16)         (15)
      Depreciation                                                  190          337
      Amortization of loan costs                                     13           17
      Bad debt expense                                              122           96
      Change in accounts:
        Receivables and deposits                                    (88)        (119)
        Other assets                                                (31)         (31)
        Accounts payable                                            (23)          51
        Tenant security deposit liabilities                          (1)           5
        Accrued property taxes                                      (14)         (15)
        Due to affiliates                                            69           42
        Other liabilities                                           (20)          21
           Net cash (used in) provided by operating
              activities                                           (296)          12

Cash flows from investing activities:
  Insurance proceeds received                                        36           46
  Property improvements and replacements                           (213)        (119)
  Net (deposits to) withdrawals from restricted escrows             (29)          16
           Net cash used in investing activities                   (206)         (57)

Cash flows from financing activities:
  Advances from affiliates                                          586           57
  Payments on mortgage note payable                                 (40)        (120)
           Net cash provided by (used in) financing
              activities                                             546         (63)

Net increase (decrease) in cash and cash equivalents                 44         (108)

Cash and cash equivalents at beginning of period                     46          189
Cash and cash equivalents at end of period                        $ 90        $ 81

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 183        $ 337
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements in accounts
    payable                                                       $ 36        $ --

         See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Going Concern

The accompanying consolidated financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses, suffers from a lack of cash, and has advances due to the General Partner. In addition, the remaining active property in the Partnership, Deerfield Apartments, had been experiencing decreased occupancy. During the nine months ended September 30, 2004, the General Partner completed capital improvements needed at the property to improve its condition and increase occupancy. The General Partner intends to market the property for sale.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from these uncertainties.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Growth Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner" or "UIRE"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statement of operations for the three and nine months ended September 30, 2003 have been restated to reflect the operations of Terrace Royale as loss from discontinued operations due to the distribution of the property out of the Partnership effective January 1, 2004.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $22,000 and $50,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the General Partner charged reimbursement of accountable administrative expenses amounting to approximately $48,000 and $22,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses, and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $17,000 for the nine months ended September 30, 2004. There were no such fees for the nine months ended September 30, 2003. The construction management service fees are calculated based on a percentage of additions to the investment property. As of September 30, 2004, the Partnership owed approximately $106,000 to an affiliate of the General Partner for reimbursement of accountable administrative expenses.

During the nine months ended September 30, 2004 and 2003, an affiliate of the General Partner advanced the Partnership approximately $586,000 and $57,000, respectively, to cover operating obligations of the Partnership and Deerfield Apartments. At September 30, 2004, the Partnership owed an affiliate of the General Partner approximately $1,073,000 for advances and accrued interest. Interest is accrued at prime plus 2% or 6.75% at September 30, 2004. Interest expense was approximately $38,000 and $18,000 during the nine months ended September 30, 2004 and 2003, respectively. Subsequent to September 30, 2004, an affiliate of the General Partner advanced approximately $186,000 to pay for capital improvements at the investment property.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $15,000 and $24,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty Gain

In October 2002, the Partnership's investment property, Deerfield Apartments, incurred mold damage. As a result of the damage, approximately $44,000 of fixed assets and approximately $13,000 of accumulated depreciation were written off resulting in a net write off of approximately $31,000. During the nine months ended September 30, 2003, the property received approximately $46,000 in proceeds from the insurance company to repair the mold damage and recognized a casualty gain of approximately $15,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

During the nine months ended September 30, 2004, a net casualty gain of approximately $16,000 was recorded at Deerfield Apartments. The casualty gain related to wind damage to the apartment complex that occurred in July 2003. The gain was a result of the receipt of insurance proceeds of approximately $36,000 offset by approximately $20,000 of undepreciated fixed assets being written off.

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

Note F - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The following table sets forth the average occupancy of the property for each of the nine month periods ended September 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Deerfield Apartments                          72%        83%
         Memphis, Tennessee

The General Partner attributes the decrease in occupancy at Deerfield Apartments to increased competition in the local market and increased resident application standards.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level.
However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2004 was approximately $141,000 and $497,000 compared to net loss of approximately $58,000 and $377,000 for the three and nine months ended September 30, 2003, respectively.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2003 have been restated to reflect the operations of Terrace Royale as loss from discontinued operations due to the distribution of the property out of the Partnership in January 2004. Included in loss from discontinued operations are revenues of approximately $209,000 and $589,000 for the three and nine months ended September 30, 2003, respectively. The Partnership's loss from continuing operations for the three and nine months ended September 30, 2004 was approximately $141,000 and $497,000 compared to loss from continuing operations of approximately $36,000 and $327,000 for the three and nine months ended September 30, 2003, respectively.

The increase in loss from continuing operations for the three months ended September 30, 2004 is due to an increase in total expenses. The increase in loss from continuing operations for the nine months ended September 30, 2004 is due to an increase in total expenses and a decrease in total revenues.

The increase in total expenses for both the three and nine month periods is due to increases in operating, interest and property tax expenses. In addition, bad debt expense increased for the nine-month period. The increase in operating expense is due to increases in property and maintenance expenses. Property expenses increased due to increases in utilities and contract courtesy patrols at the property. Maintenance expense increased due to increases in contract labor and maintenance supplies. Interest expense increased due to higher balances due to affiliates. Property tax expense for the three month period increased due to a change in estimate for the amount of 2003 property taxes (see "Item 1. Financial Statements, Note E - Third Quarter Adjustment"). Property tax expense for the nine month period increased due to a refund received during 2003. Bad debt expense increased as the result of increased standards for tenants as property management attempts to develop a more stable tenant base.

For the nine months ended September 30, 2004 total revenues decreased due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to a decrease in occupancy at Deerfield Apartments. Other income increased due to an increase in lease cancellation fees.

In October 2002, the Partnership's investment property, Deerfield Apartments, incurred mold damage. As a result of the damage, approximately $44,000 of fixed assets and approximately $13,000 of accumulated depreciation were written off resulting in a net write off of approximately $31,000. During the nine months ended September 30, 2003, the property received approximately $46,000 in proceeds from the insurance company to repair the mold damage and recognized a casualty gain of approximately $15,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

During the nine months ended September 30, 2004, a net casualty gain of approximately $16,000 was recorded at Deerfield Apartments. The casualty gain related to wind damage to the apartment complex that occurred in July 2003. The gain was a result of the receipt of insurance proceeds of approximately $36,000 offset by approximately $20,000 of undepreciated fixed assets being written off.

Included in general and administrative expenses for both periods are management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $90,000 compared to approximately $81,000 at September 30, 2003. The increase in cash and cash equivalents of approximately $44,000 from December 31, 2003, is due to approximately $546,000 of cash provided by financing activities, partially offset by approximately $296,000 of cash used in operating activities and approximately $206,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from an affiliate of the General Partner partially offset by payments of principal made on the mortgage encumbering the Partnership's property. Cash used in investing activities consisted of net deposits to escrow accounts maintained by the mortgage lender and property improvements and replacements partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's property are detailed below.

Deerfield Apartments

During the nine months ended  September  30,  2004,  the  Partnership  completed approximately $249,000 of capital improvements at Deerfield Apartments, consisting primarily of casualty repairs, paving improvements and appliance and floor covering replacements. These improvements were funded from affiliate loans and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $60,000 in capital improvements during the remainder of 2004. The General Partner is currently evaluating additional capital improvements needed at the property to improve its condition and increase occupancy.

The additional capital expenditures will be incurred only if cash is available from affiliate loans, operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment property of approximately $3,312,000 has a maturity date of December 2004 and requires a balloon payment of approximately $3,303,000 at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced and/or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

The Partnership did not distribute any funds during the nine months ended September 30, 2004 and 2003. The Partnership's cash available for distribution is reviewed on a monthly basis. Future distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturity, refinancing, and/or property sale. In light of the amount due to an affiliate of the General Partner at September 30, 2004, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,328 limited partnership units (the "Units") in the Partnership representing 36.47% of the outstanding Units at September 30, 2004. Until May 1, 2003, AIMCO was the indirect sole stockholder of UIRE, the sole general partner of the Partnership, and therefore held all of the general partner interest in the Partnership. On May 1, 2003, Everest acquired all of the capital stock of the General Partner and held the capital stock of the General Partner until February 27, 2004, when Everest transferred it back to an affiliate of AIMCO. The capital stock was acquired in connection with the purchase by Everest or its affiliates of limited partnership interests in partnerships for which UIRE serves as the general partner. In connection with the acquisition of UIRE, Everest also acquired the 14,328 Units in the Partnership owned by AIMCO as of May 1, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. From May 1, 2003 to February 27, 2004, as the sole stockholder of UIRE, Everest was in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership. An Everest affiliate, Everest Properties, LLC, owned 14,328 Units representing 36.47% of the outstanding Units as of December 31, 2003. On February 27, 2004, AIMCO and its affiliates acquired all of the capital stock of UIRE and 14,328 Units in the Partnership from Everest. Upon the completion of this transaction, AIMCO, as the sole stockholder of UIRE, was in a position to control the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 6.     EXHIBITS

            See Exhibit Index Attached.

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


                                    Date: November 15, 2004

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

      10.19       Promissory  Note  dated  November  20,  1997,  by and  between
                  Deerfield Apartments, L.L.C., a South Carolina limited liability company and Lehman Brothers Holdings, Inc., a Delaware corporation, incorporated by reference to Exhibit
                  10.10 to Partnership's Annual Report on Form 10-KSB previously filed on March 26, 1998.

      10.22 Purchase and Sale Agreement dated February 12, 2004 by and between AIMCO, Everest Properties, Inc., a California corporation, and Everest Properties, LLC, a California limited liability company; incorporated by reference to Exhibit 10.22 to Partnership's Annual Report on Form 10-KSB previously filed on April 5, 2004.

      10.23 Demand Promissory Note dated February 19, 2004 by and between the Registrant and AIMCO Properties, L.P., incorporated by reference to Exhibit 10.23 to Partnership's Annual Report on Form 10-KSB previously filed on April 5, 2004.

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

Date:  November 15, 2004

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

Date:  November 15, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of United Investors
                                    Real Estate, Inc., equivalent of the
                                    chief financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of United Income Growth Partnership (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 15, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 15, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.