Form 10KSB
period 2004-12-31
UNITED INVESTORS GROWTH PROPERTIES
filed 2005-03-31
CIK 831663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $787,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


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

Prior to February 27, 2004, the Partnership owned 100% of the membership interest in AIMCO Terrace Royale, L.L.C., a Delaware limited liability company. Effective January 1, 2004, the Partnership adopted a new operating agreement for that company, appointed Everest as its manager, changed the company's name to Everest Terrace Royale, LLC ("Terrace Royale"), and distributed to its partners all of the membership interests that the Partnership held in Terrace Royale, as a distribution in kind. The record date for the distribution, and the effective date for allocation, tax and all other purposes, was January 1, 2004. Limited partners of the Partnership received one unit of membership interest in Terrace Royale for each unit of limited partnership interest held in the Partnership on the record date. The distribution of the net liabilities of Terrace Royale was accounted for as a non-cash contribution to the limited partners equity.

The Partnership's primary business is to operate and hold existing real estate properties for investment. The Partnership acquired three multifamily residential properties and a retail center which included medical office space. In addition, the Partnership owned a 60% interest in a joint venture which owned a multifamily residential property. During the third quarter of 1995, the joint venture property was sold. During the fourth quarter of 1998, the commercial property was foreclosed on by the lender holding the mortgage encumbering the property. On January 3, 2001, the Partnership sold one of its remaining residential properties, Cheyenne Woods Apartments. On January 1, 2004, the
Partnership distributed Terrace Royale out of the Partnership. The remaining property at December 31, 2004 is further described in "Item 2. Description of Property" below.

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

The Partnership has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner provided such property management services for the years ended December 31, 2004 and 2003.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's property is substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's property. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at the property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The General Partner does not anticipate that these costs will have a negative effect on the Partnership's consolidated financial condition or results of operations.

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

                             Gross
                           Carrying    Accumulated  Depreciable              Federal
Property                     Value    Depreciation      Life     Method     Tax Basis
                               (in thousands)                             (in thousands)

Deerfield Apartments        $ 5,646      $ 2,686      5-40 yrs     S/L       $ 2,764

See "Item 7. Financial Statements, Note B" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

                                Principal                                       Principal
                               Balance At     Stated                             Balance
                              December 31,   Interest    Period    Maturity       Due At
Property                          2004         Rate     Amortized    Date      Maturity (2)
                             (in thousands)                                   (in thousands)

Deerfield Apartments             $ 1,867        (1)      30 yrs      9/07        $ 1,743

(1) Adjustable rate based on the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2004 was 3.07%.
(2) See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

The mortgage loan encumbering Deerfield Apartments was scheduled to mature in December 2004. In November 2004, the General Partner refinanced the mortgage. The new mortgage of $1,867,000 replaced the previous mortgage indebtedness of approximately $3,303,000. An affiliate of the General Partner advanced approximately $1,577,000 to the Partnership to cover the shortfall between the repayment of the old mortgage and the proceeds from the new mortgage. The new mortgage has a variable interest rate equal to the Fannie Mae discounted mortgage- backed security index plus 85 basis points. The loan requires monthly principal and interest payments of approximately $8,000 until its maturity in September 2007, at which time a balloon payment of approximately $1,743,000 is due. The Partnership paid closing costs of approximately $85,000, which were capitalized and included in other assets on the accompanying, consolidated balance sheet.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2004 and 2003 for the property:

                                      Average Annual                 Average
                                       Rental Rate                  Occupancy
                                        (per unit)
 Property                           2004           2003         2004        2003
 Deerfield Apartments             $ 6,300         $ 6,347        76%         84%

The General Partner attributes the decrease in occupancy at Deerfield Apartments to increased competition in the local market and to increased resident application standards.

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

Real Estate Taxes and Rates:

Real estate taxes and rates in 2004 for the property were:

                                    2004              2004
                                   Billing            Rate
                                 (in thousands)

Deerfield Apartments                $ 79             3.38%

Capital Expenditures:

Deerfield Apartments

During the year ended December 31, 2004, the Partnership completed approximately $409,000 of capital improvements at Deerfield Apartments, consisting primarily of parking lot upgrades, structural upgrades, major landscaping, and appliance and floor covering replacements. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly held limited partnership, offered and sold 39,297 limited partnership units aggregating $9,824,250. The Partnership currently has 853 holders on record owning an aggregate of 39,287 Units. Affiliates of AIMCO owned 14,328 units or 36.47% at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no cash distributions made by the Partnership during the years ended December 31, 2004 and 2003. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturity, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amount due to an affiliate of the General Partner at December 31, 2004, it is not anticipated that the Partnership will make any distributions in the foreseeable future. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,328 limited partnership units (the "Units") in the Partnership representing 36.47% of the outstanding Units at December 31, 2004. Until May 1, 2003, AIMCO was the indirect sole stockholder of UIRE, the sole general partner of the Partnership, and therefore held all of the general partner interest in the Partnership. On May 1, 2003, Everest acquired all of the capital stock of the General Partner and held the capital stock of the General Partner until February 27, 2004, when Everest transferred it back to an affiliate of AIMCO. The capital stock was acquired in connection with the purchase by Everest or its affiliates of limited partnership interests in partnerships for which UIRE serves as the general partner. In connection with the acquisition of UIRE, Everest also acquired the 14,328 Units in the Partnership owned by AIMCO as of May 1, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. From May 1, 2003 to February 27, 2004, as the sole stockholder of UIRE, Everest was in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership. An Everest affiliate, Everest Properties, LLC, owned 14,328 Units representing 36.47% of the outstanding Units as of December 31, 2003. On February 27, 2004, AIMCO and its affiliates acquired all of the capital stock of UIRE and 14,328 Units in the Partnership from Everest. Upon the completion of this transaction, AIMCO, as the sole stockholder of UIRE, was in a position to control the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership's net loss for the year ended December 31, 2004 was approximately $602,000 compared to a net loss of approximately $538,000 for the year ended December 31, 2003. The increase in net loss is due to a decrease in total revenues and an increase in total expenses partially offset by a decrease in loss from discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statement of operations for the year ended December 31, 2003 reflects the operations of Terrace Royale as loss from discontinued operations due to the distribution of the property out of the Partnership in January 2004. Included in loss from discontinued operations are revenues of approximately $794,000 for the year ended December 31, 2003.

Excluding the impact of discontinued operations, the Partnership had a loss from continuing operations of approximately $602,000 for the year ended December 31, 2004 compared to a loss from continuing operations of approximately $455,000 for the year ended December 31, 2003. The increase in loss from continuing operations for the year ended December 31, 2004 is due to a decrease in total revenues and an increase in total expenses. Total revenues decreased due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to decreases in occupancy and the average rental rates at the investment property. Other income increased due to an increase in lease cancellation fees.

Total expenses increased due to increases in operating and interest expense partially offset by a decrease in bad debt expense. Operating expense increased due to increases in administrative and maintenance expense. Administrative expense increased due to an increase in ad valorem tax services. Maintenance expense increased due to increases in contract labor and in parts and supplies. Interest expense increased due to higher balances due to affiliates. Bad debt expense decreased due to management attempts to develop a more stable tenant base.

During the year ended December 31, 2004, a net casualty gain of approximately $16,000 was recorded at Deerfield Apartments. The casualty gain related to wind damage to the apartment complex that occurred in July 2003. The gain was a result of the receipt of insurance proceeds of approximately $36,000 partially offset by approximately $20,000 of undepreciated fixed assets being written off.

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

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses, suffers from a lack of cash, and has advances due to the General Partner. In addition, the remaining active property in the Partnership, Deerfield Apartments, has been experiencing decreased occupancy. During the year ended December 31, 2004, the General Partner completed capital improvements needed at the property to improve its condition and increase occupancy. The General Partner intends to market the property for sale.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from these uncertainties.

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $127,000 compared to approximately $46,000 at December 31, 2003. For the year ended December 31, 2004, cash and cash equivalents increased approximately $81,000. Cash and cash equivalents increased due to approximately $780,000 of cash provided by financing activities partially offset by approximately $296,000 of cash used in operating activities and approximately
$403,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from an affiliate of the General Partner and proceeds from the new mortgage at Deerfield Apartments partially offset by the repayment of the mortgage encumbering the investment property, loan costs paid for the refinancing and principal payments on the mortgage encumbering the investment property. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender partially offset by insurance proceeds received from the casualty at Deerfield Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

The mortgage loan encumbering Deerfield Apartments was scheduled to mature in December 2004. In November 2004, the General Partner refinanced the mortgage. The new mortgage of $1,867,000 replaced the previous mortgage indebtedness of approximately $3,303,000. An affiliate of the General Partner advanced approximately $1,577,000 to the Partnership to cover the shortfall between the repayment of the old mortgage and the proceeds from the new mortgage. The new mortgage has a variable interest rate equal to the Fannie Mae discounted mortgage- backed security index plus 85 basis points. The loan requires monthly principal and interest payments of approximately $8,000 until its maturity in September 2007, at which time a balloon payment of approximately $1,743,000 is due. The Partnership paid closing costs of approximately $85,000, which were capitalized and included in other assets on the accompanying consolidated balance sheet.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Deerfield Apartments of approximately $1,867,000 matures in September 2007 at which time a balloon payment of approximately $1,743,000 is due. The General Partner will attempt to refinance such indebtedness or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

There were no cash distributions made by the Partnership during the years ended December 31, 2004 and 2003. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturity, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amount due to an affiliate of the General Partner at December 31, 2004, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,328 limited partnership units (the "Units") in the Partnership representing 36.47% of the outstanding Units at December 31, 2004. Until May 1, 2003, AIMCO was the indirect sole stockholder of UIRE, the sole general partner of the Partnership, and therefore held all of the general partner interest in the Partnership. On May 1, 2003, Everest acquired all of the capital stock of the General Partner and held the capital stock of the General Partner until February 27, 2004, when Everest transferred it back to an affiliate of AIMCO. The capital stock was acquired in connection with the purchase by Everest or its affiliates of limited partnership interests in partnerships for which UIRE serves as the general partner. In connection with the acquisition of UIRE, Everest also acquired the 14,328 Units in the Partnership owned by AIMCO as of May 1, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. From May 1, 2003 to February 27, 2004, as the sole stockholder of UIRE, Everest was in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership. An Everest affiliate, Everest Properties, LLC, owned 14,328 Units representing 36.47% of the outstanding Units as of December 31, 2003. On February 27, 2004, AIMCO and its affiliates acquired all of the capital stock of UIRE and 14,328 Units in the Partnership from Everest. Upon the completion of this transaction, AIMCO, as the sole stockholder of UIRE, was in a position to control the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note B - Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements

UNITED INVESTORS GROWTH PROPERTIES

LIST OF FINANCIAL STATEMENTS


      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm



The Partners
United Investors Growth Properties


We have audited the accompanying consolidated balance sheet of United Investors Growth Properties as of December 31, 2004, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Investors Growth Properties at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

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


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 21, 2005

                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004




Assets
   Cash and cash equivalents                                                 $ 127
   Receivables and deposits                                                      22
   Restricted escrows                                                            71
   Other assets                                                                 121
   Investment property (Notes C and F):
      Land                                                     $ 240
      Buildings and related personal property                   5,406
                                                               5,646
      Less accumulated depreciation                            (2,686)        2,960
                                                                            $ 3,301
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 67
   Tenant security deposit liabilities                                           17
   Accrued property taxes                                                        44
   Other liabilities                                                             48
   Due to affiliates (Note D)                                                 2,986
   Mortgage note payable (Note C)                                             1,867

Partners' Deficit
   General partner                                             $ (27)
   Limited partners (39,287 units issued and
      outstanding)                                             (1,701)       (1,728)
                                                                            $ 3,301

        See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)




                                                           Years Ended December 31,
                                                              2004         2003
Revenues:
   Rental income                                              $ 649        $ 731
   Other income                                                  122           75
   Casualty gains (Note G)                                        16           15
      Total revenues                                             787          821

Expenses:
   Operating                                                     524          372
   General and administrative                                     81           83
   Depreciation                                                  261          264
   Interest                                                      312          292
   Property taxes                                                 79           93
   Bad debt expense                                              132          172
      Total expenses                                           1,389        1,276

Loss from continuing operations                                 (602)        (455)
Loss from discontinued operations                                 --          (83)

Net loss (Note E)                                            $ (602)      $ (538)

Net loss allocated to general partner (1%)                    $ (6)        $ (5)
Net loss allocated to limited partners (99%)                    (596)        (533)

                                                             $ (602)      $ (538)
Per limited partnership unit:
      Loss from continuing operations                        $(15.17)     $(11.48)
      Loss from discontinued operations                           --        (2.09)
                                                             $(15.17) $(13.57)

        See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)




                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            39,297        $ --      $ 9,824    $ 9,824

Partners' deficit
   at December 31, 2002                   39,287       $ (16)     $(1,027)   $(1,043)

Net loss for the year ended
   December 31, 2003                          --           (5)       (533)      (538)

Partners' deficit at
   December 31, 2003                      39,287          (21)     (1,560)    (1,581)

Non cash contribution associated
  with a distribution for the
  year ended December 31, 2004
  (See Note B)                                             --         455         455

Net loss for the year
   ended December 31, 2004                    --           (6)       (596)      (602)

Partners' deficit
   at December 31, 2004                   39,287       $ (27)     $(1,701)   $(1,728)

        See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                              Years Ended December 31,
                                                                 2004          2003
Cash flows from operating activities:
  Net loss                                                      $ (602)       $ (538)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation                                                    261            448
   Casualty gain                                                   (16)           (15)
   Amortization of loan costs                                       15             22
   Bad debt expense                                                132            172
   Change in accounts:
      Receivables and deposits                                     (97)          (223)
      Other assets                                                 (18)           (22)
      Accounts payable                                             (48)            80
      Tenant security deposit liabilities                           (2)             1
      Accrued property taxes                                       (13)            (2)
      Due to affiliates                                            112             49
      Other liabilities                                            (20)            23

         Net cash used in operating activities                    (296)            (5)

Cash flows from investing activities:
  Insurance proceeds received                                       36             46
  Property improvements and replacements                          (394)          (135)
  Net (deposits to) withdrawals from restricted escrows            (45)            56

         Net cash used in investing activities                    (403)           (33)

Cash flows from financing activities:
  Proceeds from mortgage note payable                            1,867             --
  Repayment of mortgage note payable                            (3,303)            --
  Loan costs paid                                                  (85)            --
  Payments on mortgage notes payable                               (49)          (162)
  Advances from an affiliate                                     2,350             57

         Net cash provided by (used in) financing                  780           (105)
         activities

Net increase (decrease) in cash and cash equivalents                81           (143)
Cash and cash equivalents at beginning of year                      46            189
Cash and cash equivalents at end of year                        $ 127          $ 46

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 236          $ 469

Supplemental disclosure of non-cash flow information:
  Property improvements and replacements in accounts
    payable                                                      $ 15          $ --

        See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004


Note A - Going Concern

The accompanying consolidated financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses, suffers from a lack of cash, and has advances due to the General Partner. In addition, the remaining active property in the Partnership, Deerfield Apartments, has been experiencing decreased occupancy. During the year ended December 31, 2004, the General Partner completed capital improvements needed at the property to improve its condition and increase occupancy. The General Partner intends to market the property for sale.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from these uncertainties.

Note B - Organization and Summary of Significant Accounting Policies

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

Prior to February 27, 2004, the Partnership owned 100% of the membership interest in AIMCO Terrace Royale, L.L.C., a Delaware limited liability company. Effective January 1, 2004, the Partnership adopted a new operating agreement for that company, appointed Everest as its manager, changed the company's name to Everest Terrace Royale, LLC ("Terrace Royale"), and distributed to its partners all of the membership interests that the Partnership held in Terrace Royale, as a distribution in kind. The record date for the distribution, and the effective date for allocation, tax and all other purposes, was January 1, 2004. Limited partners of the Partnership received one unit of membership interest in Terrace Royale for each unit of limited partnership interest held in the Partnership on the record date. The distribution of the net liabilities of Terrace Royale was accounted for as a non-cash contribution to the limited partners' equity in the accompanying consolidated statement of changes in partners' deficit.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statement of operations for the year ended December 31, 2003 reflects the operations of Terrace Royale as loss from discontinued operations due to the distribution of the property out of the Partnership effective January 1, 2004.

Reclassification: Certain reclassifications have been made to the 2003 balances to conform to the 2004 presentation.

Principles of Consolidation: The consolidated financial statements, at December 31, 2004, include all the accounts of the Partnership and its 100% owned limited liability company, Deerfield Apartments, L.L.C. Although legal ownership of the respective asset remains with these entities, the Partnership retains all economic benefits from the property. As a result, the Partnership consolidates its interest in this entity, whereby all accounts are included in the consolidated financial statements of the Partnership with all inter-entity accounts being eliminated.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $120,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Restricted Escrows: In connection with the refinancing of the mortgage encumbering Deerfield Apartments, the lender required the establishment of a property tax escrow account to be maintained by the mortgage lender. The Partnership was required to make an initial deposit of approximately $62,000 at the time the mortgage was obtained and is required to make monthly deposits of approximately $9,000. At December 31, 2004, the total reserve balance was approximately $71,000.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to the property, and costs that increase the useful life or service potential of the property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985 and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

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

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt approximates its carrying balance.

Deferred costs: Loan costs of approximately $85,000 are included in other assets. The loan costs are amortized over the term of the related loan agreement. Amortization expense is included in interest expense and is expected to be approximately $31,000 for 2005 and 2006 and approximately $23,000 in 2007.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $20,000 and $41,000 for the years ended December 31, 2004 and 2003, respectively, were charged to operating expense and loss from discontinued operations as incurred.

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

Note C - Mortgage Note Payable

                               Principal     Monthly                          Principal
                               Balance At    Payment     Stated                Balance
                              December 31,  Including   Interest  Maturity      Due At
                                  2004       Interest     Rate      Date       Maturity
Property                          (in thousands)                           (in thousands)
Deerfield Apartments            $ 1,867        $ 8        (1)       9/07       $ 1,743

(1) Adjustable rate based on the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2004 was 3.07%.

The mortgage note payable is nonrecourse and is secured by a pledge of the property and by a pledge of revenues from the property. The property may not be sold subject to existing indebtedness.

The mortgage loan encumbering Deerfield Apartments was scheduled to mature in December 2004. In November 2004, the General Partner refinanced the mortgage. The new mortgage of $1,867,000 replaced the previous mortgage indebtedness of approximately $3,303,000. An affiliate of the General Partner advanced approximately $1,577,000 to the Partnership to cover the shortfall between the repayment of the old mortgage and the proceeds from the new mortgage. The new mortgage has a variable interest rate equal to the Fannie Mae discounted mortgage- backed security index plus 85 basis points. The loan requires monthly principal and interest payments of approximately $8,000 until its maturity in September 2007, at which time a balloon payment of approximately $1,743,000 is due. The Partnership paid closing costs of approximately $85,000, which were capitalized and included in other assets on the accompanying, consolidated balance sheet.

The mortgage for Deerfield Apartments is financed under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent
Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility begins as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (3.07% at December 31, 2004) and resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Pursuant to the Services Agreement in effect for a portion of 2003 and 2004, these services were to be provided by Everest for the period commencing May 1, 2003 and ending February 27, 2004; however, at Everest's direction, certain of the services were provided by affiliates of AIMCO during this time period.

Affiliates of the General Partner receive 5% of the gross receipts from the Partnership's properties as compensation for providing property management services. For the years ended December 31, 2004 and 2003, the Partnership paid to such affiliates approximately $33,000 and $68,000, respectively, which is included in operating expenses and loss from discontinued operations on the accompanying consolidated statements of operations.

The General Partner was entitled to reimbursement of accountable administrative expenses under the Partnership Agreement for the year ended December 31, 2004 and for the four month period ended April 30, 2003. For the year ended December 31, 2004, an affiliate of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $90,000, which is included in general and administrative expense and investment property. For the four months ended April 30, 2003, the total amount of reimbursement due to the General Partner for these services was approximately $22,000, which is included in general and administrative expenses. No reimbursements were paid to Everest, as the general partner, during the following eight months. The portion of these reimbursements included in investment property for the year ended December 31, 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $44,000. There were no such fees for the year ended December 31, 2003. At December 31, 2004, the Partnership owed approximately $121,000 for reimbursement of accountable administrative expenses, and this amount is included in due to affiliates on the accompanying consolidated balance sheet.

During the years ended December 31, 2004 and 2003, the General Partner advanced the Partnership approximately $2,350,000 and $57,000, respectively, to cover operating obligations at Deerfield Apartments and to fund the shortfall from the mortgage refinancing (see Note C). Interest is charged at prime plus 2%, or 7.25%, at December 31, 2004, in accordance with the Partnership Agreement.
During the years ended December 31, 2004 and 2003, the Partnership recognized interest expense on advances of approximately $67,000 and $25,000, respectively. At December 31, 2004, the Partnership owed the General Partner approximately $2,865,000 in principal and accrued interest, which is included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $14,000 and $24,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,328 limited partnership units (the "Units") in the Partnership representing 36.47% of the outstanding Units at December 31, 2004. Until May 1, 2003, AIMCO was the indirect sole stockholder of UIRE, the sole general partner of the Partnership, and therefore held all of the general partner interest in the Partnership. On May 1, 2003, Everest acquired all of the capital stock of the General Partner and held the capital stock of the General Partner until February 27, 2004, when Everest transferred it back to an affiliate of AIMCO. The capital stock was acquired in connection with the purchase by Everest or its affiliates of limited partnership interests in partnerships for which UIRE serves as the general partner. In connection with the acquisition of UIRE, Everest also acquired the 14,328 Units in the Partnership owned by AIMCO as of May 1, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. From May 1, 2003 to February 27, 2004, as the sole stockholder of UIRE, Everest was in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership. An Everest affiliate, Everest Properties, LLC, owned 14,328 Units representing 36.47% of the outstanding Units as of December 31, 2003. On February 27, 2004, AIMCO and its affiliates acquired all of the capital stock of UIRE and 14,328 Units in the Partnership from Everest. Upon the completion of this transaction, AIMCO, as the sole stockholder of UIRE, was in a position to control the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note E - Income Tax

The following is a reconciliation between net loss as reported in the consolidated financial statements and Federal taxable loss allocated to the partners in the Partnership's tax return for the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                                                     2004         2003

Net loss as reported                             $  (602)     $  (538)
Add (deduct):
   Deferred revenue and other liabilities             (9)           6
   Depreciation differences                            3           39
   Casualty gain                                     (16)         (15)
   Other                                              65          (58)

Federal taxable loss                             $  (559)     $  (566)

Federal taxable loss per limited
   partnership unit                              $(23.90)     $ (5.77)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities at December 31, 2004 (in thousands):

Net liabilities as reported              $(1,728)
Differences in basis of assets
  and liabilities:
     Accumulated depreciation               (181)
     Other assets and liabilities             77
     Syndication costs                     1,362
     Land and buildings                      (15)
Net liabilities - tax basis              $  (485)

Note F - Investment Property and Accumulated Depreciation

                                                     Initial Cost
                                                    To Partnership
                                                    (in thousands)
                                                             Buildings        Net Cost
                                                            and Related     Capitalized
                                                             Personal      Subsequent to
Description                    Encumbrances      Land        Property       Acquisition
                              (in thousands)                               (in thousands)
Deerfield Apartments             $ 1,867         $ 240        $ 3,891         $ 1,515

                              Gross Amount At Which
                                    Carried
                              At December 31, 2004
                                 (in thousands)

                          Buildings
                         And Related
                          Personal            Accumulated     Date of      Date   Depreciable
   Description    Land    Property    Total   Depreciation  Construction Acquired Life-Years
                                             (in thousands)
   Deerfield
    Apartments   $ 240     $ 5,406   $ 5,646     $ 2,686        1986     10/24/90    5-40

Reconciliation of "Investment Property and Accumulated Depreciation":

                                              Years Ended December 31,
                                                2004            2003
                                                   (in thousands)
   Investment Properties
   Balance at beginning of year                $ 5,363        $10,075
     Property improvements                         409            135
     Casualty event write off                     (126)           (44)
     Assets held for distribution                   --         (4,803)
   Balance at end of year                      $ 5,646        $ 5,363

   Accumulated Depreciation
   Balance at beginning of year                $ 2,531        $ 4,425
     Additions charged to expense                  261            448
     Casualty event write off                     (106)           (13)
     Assets held for distribution                   --         (2,329)
   Balance at end of year                      $ 2,686        $ 2,531

The aggregate cost of the real estate, which includes assets held for distribution, for Federal income tax purposes at December 31, 2004 and 2003, is approximately $5,631,000 and $10,070,000, respectively. The accumulated depreciation taken for Federal income tax purposes is approximately $2,867,000 and $4,935,000 at December 31, 2004 and 2003, respectively.

Note G - Casualty Gains

During the year ended December 31, 2004, a net casualty gain of approximately $16,000 was recorded at Deerfield Apartments. The casualty gain related to wind damage to the apartment complex that occurred in July 2003. The gain was a result of the receipt of insurance proceeds of approximately $36,000 partially offset by approximately $20,000 of undepreciated fixed assets being written off.

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

Note H - Contingencies

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily property asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

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

      (b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

            None.

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

Martha L. Long                   45   Director and Senior Vice President
Harry G. Alcock                  42   Director and Executive Vice President
Miles Cortez                     61   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                41   Executive Vice President
Paul J. McAuliffe                48   Executive Vice President and Chief
                                      Financial Officer
Thomas H. Herzog                 42   Senior Vice President and Chief Accounting
                                      Officer
Stephen B. Waters                43   Vice President

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

Harry G. Alcock was appointed as Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 10.    Executive Compensation

Neither the directors or the officers received any remuneration from the Partnership during the year ended December 31, 2004.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as provided below as of December 31, 2004, no affiliate of the General Partner or no person was known by the Partnership to be the beneficial owner of more than 5 percent (5%) of the Units of the Partnership:

               Entity                   Number of Units      Percentage of Total

AIMCO Properties, L.P.                       10,392                 26.45%
   (an affiliate of AIMCO)
United Investors Real Estate, Inc.            3,926                  9.99%
  (the General Partner and an
   affiliate of AIMCO)
AIMCO IPLP, L.P.                                 10                  0.03%
   (an affiliate of AIMCO)

AIMCO Properties, L.P. is indirectly controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

United Investors Real Estate, Inc. and AIMCO IPLP, L.P. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

No director or officer of the General Partner owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Pursuant to the Services Agreement in effect for a portion of 2003 and 2004, these services were to be provided by Everest for the period commencing May 1, 2003 and ending February 27, 2004; however, at Everest's direction, certain of the services were provided by affiliates of AIMCO during this time period.

Affiliates of the General Partner receive 5% of the gross receipts from the Partnership's properties as compensation for providing property management services. For the years ended December 31, 2004 and 2003, the Partnership paid to such affiliates approximately $33,000 and $68,000, respectively, which is included in operating expenses and loss from discontinued operations on the accompanying consolidated statements of operations.

The General Partner was entitled to reimbursement of accountable administrative expenses under the Partnership Agreement for the year ended December 31, 2004 and for the four month period ended April 30, 2003. For the year ended December 31, 2004, an affiliate of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $90,000, which is included in general and administrative expense and investment property. For the four months ended April 30, 2003, the total amount of reimbursement due to the General Partner for these services was approximately $22,000, which is included in general and administrative expenses. No reimbursements were paid to Everest, as the general partner, during the following eight months. The portion of these reimbursements included in investment property for the year ended December 31, 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $44,000. There were no such fees for the year ended December 31, 2003. At December 31, 2004, the Partnership owed approximately $121,000 for reimbursement of accountable administrative expenses, and this amount is included in due to affiliates on the accompanying consolidated balance sheet.

During the years ended December 31, 2004 and 2003, the General Partner advanced the Partnership approximately $2,350,000 and $57,000, respectively, to cover operating obligations at Deerfield Apartments and to fund the shortfall from the mortgage refinancing. Interest is charged at prime plus 2%, or 7.25%, at December 31, 2004, in accordance with the Partnership Agreement. During the years ended December 31, 2004 and 2003, the Partnership recognized interest expense on advances of approximately $67,000 and $25,000, respectively. At December 31, 2004, the Partnership owed the General Partner approximately $2,865,000 in principal and accrued interest, which is included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $14,000 and $24,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,328 limited partnership units (the "Units") in the Partnership representing 36.47% of the outstanding Units at December 31, 2004. Until May 1, 2003, AIMCO was the indirect sole stockholder of UIRE, the sole general partner of the Partnership, and therefore held all of the general partner interest in the Partnership. On May 1, 2003, Everest acquired all of the capital stock of the General Partner and held the capital stock of the General Partner until February 27, 2004, when Everest transferred it back to an affiliate of AIMCO. The capital stock was acquired in connection with the purchase by Everest or its affiliates of limited partnership interests in partnerships for which UIRE serves as the general partner. In connection with the acquisition of UIRE, Everest also acquired the 14,328 Units in the Partnership owned by AIMCO as of May 1, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. From May 1, 2003 to February 27, 2004, as the sole stockholder of UIRE, Everest was in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership. An Everest affiliate, Everest Properties, LLC, owned 14,328 Units representing 36.47% of the outstanding Units as of December 31, 2003. On February 27, 2004, AIMCO and its affiliates acquired all of the capital stock of UIRE and 14,328 Units in the Partnership from Everest. Upon the completion of this transaction, AIMCO, as the sole stockholder of UIRE, was in a position to control the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index Attached.

Item 14.    Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $29,000 and $36,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $8,000 for both 2004 and 2003.

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


                                    UNITED INVESTORS GROWTH PROPERTIES


                                    By:   United Investors Real Estate, Inc.
                                          Its General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President


                                    Date: March 31, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/Harry G. Alcock            Director and Executive        Date: March 31, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice      Date: March 31, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President                Date: March 31, 2005
Stephen B. Waters

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

      10.22 Purchase and Sale Agreement dated February 12, 2004 by and between AIMCO, Everest Properties, Inc., a California corporation, and Everest Properties, LLC, a California limited liability company, incorporated by reference to Exhibit 10.22 to Partnership's Annual Report on Form 10-KSB previously filed on April 5, 2004.

      10.23 Demand Promissory Note dated February 19, 2004 by and between the Registrant and AIMCO Properties, L.P, incorporated by reference to Exhibit 10.23 to Partnership's Annual Report on Form 10-KSB previously filed on April 5, 2004.

      10.24 Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated November 30, 2004 between Deerfield Apartments, L.L.C., a limited liability company organized in South Carolina, and GMAC Commercial Mortgage Corporation (incorporated by reference to Current Report on Form 8-K dated December 1, 2004).

      10.25 Multifamily Note dated November 30, 2004 between the Registrant and GMAC Commercial Mortgage Corporation (incorporated by reference to Current Report on Form 8-K dated December 1, 2004).

      10.26 Guaranty dated November 30, 2004 by AIMCO Properties, L.P., for the benefit of GMAC Commercial Mortgage Corporation incorporated by reference to Current Report on Form 8-K dated December 1, 2004).

      10.27 Assignment of Security Instrument dated November 30, 2004 between GMAC Commercial Mortgage Corporation and Fannie Mae (incorporated by reference to Current Report on Form 8-K dated December 1, 2004).

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

Date:  March 31, 2005
                                          /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President of United
                                          Investors Real Estate, Inc.,
                                          equivalent of the chief executive
                                          officer of the Partnership

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

Date: March 31, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of United Income Growth Partnership (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 31, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 31, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.