Form 10QSB
period 2005-03-31
UNITED INVESTORS GROWTH PROPERTIES
filed 2005-05-16
CIK 831663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2005



Assets
   Cash and cash equivalents                                                 $ 70
   Receivables and deposits                                                      20
   Restricted escrows                                                            54
   Other assets                                                                 117
   Investment property:
       Land                                                   $ 240
       Buildings and related personal property                 5,415
                                                               5,655
       Less accumulated depreciation                          (2,758)         2,897
                                                                            $ 3,158
Liabilities and Partners' Deficit
Liabilities
   Tenant security deposit liabilities                                       $ 18
   Accrued property taxes                                                        20
   Other liabilities                                                             37
   Due to affiliates (Note C)                                                 3,040
   Mortgage note payable                                                      1,857

Partners' Deficit
   General partner                                             $ (28)
   Limited partners (39,287 units
      issued and outstanding)                                 (1,786)        (1,814)
                                                                            $ 3,158


         See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                              Three Months Ended
                                                                    March 31,
                                                                2005          2004
Revenues:
   Rental income                                               $ 204         $ 132
   Other income                                                    12            58
       Total revenues                                             216           190

Expenses:
   Operating                                                      102           105
   General and administrative                                      18            14
   Depreciation                                                    72            65
   Interest                                                        79            74
   Property taxes                                                  23            34
   Bad debt                                                         8            88
       Total expenses                                             302           380

Net loss                                                       $ (86)        $ (190)

Net loss allocated to general partner (1%)                      $ (1)         $ (2)
Net loss allocated to limited partners (99%)                      (85)         (188)
                                                               $ (86)        $ (190)

Net loss per limited partnership unit                          $(2.16)       $(4.79)

         See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner     Partners      Total

Original capital contributions            39,297       $ --       $ 9,824      $ 9,824

Partners' deficit at
  December 31, 2004                       39,287       $ (27)     $(1,701)     $(1,728)

Net loss for the three months
  ended March 31, 2005                        --          (1)         (85)         (86)

Partners' deficit at
  March 31, 2005                          39,287       $ (28)     $(1,786)     $(1,814)


         See Accompanying Notes to Consolidated Financial Statements

                      UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                   2005        2004
Cash flows from operating activities:
  Net loss                                                       $ (86)      $ (190)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation                                                    72           65
     Bad debt expense                                                 8           88
     Amortization of loan costs                                      10            4
     Change in accounts:
      Receivables and deposits                                       (6)         (49)
      Other assets                                                   (6)         (20)
      Accounts payable                                              (52)         (43)
      Tenant security deposit liabilities                             1           (7)
      Accrued property taxes                                        (24)         (17)
      Due to affiliates                                              64           19
      Other liabilities                                             (11)           5
           Net cash used in operating activities                    (30)        (145)

Cash flows from investing activities:
  Property improvements and replacements                            (24)          (9)
  Net withdrawals from (deposits to) restricted escrows               17          (9)
           Net cash used in investing activities                     (7)         (18)

Cash flows from financing activities:
  Advances from affiliates                                            --         193
  Payments on advances from affiliates                              (10)          --
  Payments on mortgage notes payable                                (10)         (13)
           Net cash (used in) provided by financing
             activities                                              (20)        180

Net (decrease) increase in cash and cash equivalents                (57)          17

Cash and cash equivalents at beginning of period                    127           46
Cash and cash equivalents at end of period                        $ 70        $ 63

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 16        $ 60

At December 31, 2004, approximately $15,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2005.

         See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses, suffers from a lack of cash, and has advances due to the General Partner. During the year ended December 31, 2004, the General Partner completed capital improvements needed at the property to improve its condition and increase occupancy. The General Partner intends to market the property for sale.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Growth Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner" or "UIRE"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $10,000 and $7,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $12,000 and $11,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in general and administrative expense and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2005 are fees related to construction management services provided by an affiliate of the General Partner of approximately $1,000. The fees are calculated based on a percentage of current year additions to the investment property. There were no such fees for the three months ended March 31, 2004. As of March 31, 2005, the Partnership owed an affiliate of the General Partner approximately $132,000 of accrued accountable administrative expenses, which is included in due to affiliates.

During the three months ended March 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $193,000 to cover operating obligations at Deerfield Apartments. There were no such advances during the three months ended March 31, 2005, however, the Partnership made payments on previous advances of approximately $10,000 during this period. Interest is charged at prime plus 2% or 7.75% at March 31, 2005. Interest expense was approximately $53,000 and $8,000 during the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005, the Partnership owed an affiliate of the General Partner approximately $2,908,000 for advances and accrued interest.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $9,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $14,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note D - Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The following table sets forth the average occupancy of the property for each of the three month periods ended March 31, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Deerfield Apartments                          94%        63%
         Memphis, Tennessee

The General Partner attributes the increase in occupancy at Deerfield Apartments to the completion of property improvements which have made the property more attractive to tenants and to aggressive marketing in the local area.

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

Results of Operations

The Partnership's net loss for the three months ended March 31, 2005 was approximately $86,000 compared to net loss of approximately $190,000 for the three months ended March 31, 2004. The decrease in net loss for the three months ended March 31, 2005 is due to an increase in total revenues and a decrease in total expenses. Total revenues increased due to an increase in rental income partially offset by a decrease in other income. Rental income increased due to increases in occupancy and the average rental rates at Deerfield Apartments. Other income decreased due to a decrease in lease cancellation fees.

The decrease in total expenses is due to decreases in property tax and bad debt expenses. Property tax expense decreased as a result of a decrease in the assessed property tax value at Deerfield Apartments due to a successful appeal. Bad debt expense decreased as the result of increased standards for tenants which has resulted in a more stable tenant base.

Included in general and administrative expenses for the three months ended March 31, 2005 and 2004 are management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $70,000 compared to approximately $63,000 at March 31, 2004. The decrease in cash and cash equivalents of approximately $57,000 from December 31, 2004, is due to approximately $30,000 of cash used in operating activities, approximately $7,000 of cash used in investing activities, and approximately $20,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements partially offset by withdrawals from restricted escrows. Cash used in financing activities consisted of payments on advances received from an affiliate of the General Partner, and payments of principal made on the mortgage encumbering the Partnership's property. The Partnership invests its working capital reserves in interest bearing accounts.

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

Deerfield Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $9,000 of capital improvements at Deerfield Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment property of approximately $1,857,000 has a maturity date of September 2007 and requires a balloon payment of approximately $1,743,000 at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced and/or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

There were no cash distributions made by the Partnership during the three months ended March 31, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amount due to an affiliate of the General Partner at March 31, 2005, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,354 limited partnership units (the "Units") in the Partnership representing 36.54% of the outstanding Units at March 31, 2005. Until May 1, 2003, AIMCO was the indirect sole stockholder of UIRE, the sole general partner of the Partnership, and therefore held all of the general partner interest in the Partnership. On May 1, 2003, Everest acquired all of the capital stock of the General Partner and held the capital stock of the General Partner until February 27, 2004, when Everest transferred it back to an affiliate of AIMCO. The capital stock was acquired in connection with the purchase by Everest or its affiliates of limited partnership interests in partnerships for which UIRE serves as the general partner. In connection with the acquisition of UIRE, Everest also acquired the 14,328 Units in the Partnership owned by AIMCO as of May 1, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. From May 1, 2003 to February 27, 2004, as the sole stockholder of UIRE, Everest was in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership. An Everest affiliate, Everest Properties, LLC, owned 14,328 Units representing 36.47% of the outstanding Units as of December 31, 2003. On February 27, 2004, AIMCO and its affiliates acquired all of the capital stock of UIRE and 14,328 Units in the Partnership from Everest. Upon the completion of this transaction, AIMCO, as the sole stockholder of UIRE, was in a position to control the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS

            See Exhibit Index.

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


                                    Date: May 16, 2005

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

10.26 Guaranty dated November 30, 2004 by AIMCO Properties, L.P., for the benefit of GMAC Commercial Mortgage Corporation (incorporated by reference to Current Report on Form 8-K dated December 1, 2004).

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

32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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




Date:  May 16, 2005

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




Date:  May 16, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of United Income Growth Partnership (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 16, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 16, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.