Form 10QSB
period 2005-06-30
UNITED INVESTORS GROWTH PROPERTIES
filed 2005-08-12
CIK 831663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended June 30, 2005


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2005



Assets
   Cash and cash equivalents                                                 $ 98
   Receivables and deposits                                                      23
   Restricted escrows                                                            76
   Other assets                                                                  92
   Investment property:
       Land                                                   $ 240
       Buildings and related personal property                 5,434
                                                               5,674
       Less accumulated depreciation                          (2,828)         2,846
                                                                            $ 3,135
Liabilities and Partners' Deficit
Liabilities
   Tenant security deposit liabilities                                       $ 19
   Accrued property taxes                                                        40
   Other liabilities                                                             27
   Due to affiliates (Note C)                                                 3,109
   Mortgage note payable                                                      1,847

Partners' Deficit
   General partner                                            $ (29)
   Limited partners (39,287 units
      issued and outstanding)                                 (1,878)        (1,907)
                                                                            $ 3,135

         See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                            Three Months Ended        Six Months Ended
                                                 June 30,                 June 30,
                                             2005        2004         2005         2004

Revenues:
  Rental income                             $  204      $  137        $  408      $  269
  Other income                                   9          23            21          81
  Casualty gain (Note D)                        --          16            --          16
     Total revenues                            213         176           429         366

Expenses:
  Operating                                     96         127           198         232
  General and administrative                    26          29            44          43
  Depreciation                                  70          61           142         126
  Interest                                      87          78           166         152
  Property taxes                                24          26            47          60
  Bad debt                                       3          21            11         109
     Total expenses                            306         342           608         722

Net loss                                    $  (93)     $ (166)       $ (179)     $ (356)

Net loss allocated to
   general partner (1%)                     $   (1)     $   (2)       $   (2)     $   (4)
Net loss allocated to
   limited partners (99%)                      (92)       (164)         (177)       (352)
                                            $  (93)     $ (166)       $ (179)     $ (356)

Net loss per limited partnership unit       $(2.34)     $(4.17)       $(4.51)     $(8.96)

         See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                    Partnership   General     Limited
                                       Units      Partner     Partners      Total

Original capital contributions        39,297        $ --      $ 9,824      $ 9,824

Partners' deficit at
   December 31, 2004                  39,287       $ (27)     $(1,701)     $(1,728)

Net loss for the six months
   ended June 30, 2005                    --           (2)       (177)        (179)

Partners' deficit at
   June 30, 2005                      39,287       $ (29)     $(1,878)     $(1,907)


         See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                      June 30,
                                                                    2005     2004
Cash flows from operating activities:
  Net loss                                                       $ (179)     $ (356)
  Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
      Casualty gain                                                   --         (16)
      Depreciation                                                   142         126
      Bad debt expense                                                11         109
      Amortization of loan costs                                      19           8
      Change in accounts:
        Receivables and deposits                                     (12)        (72)
        Other assets                                                  10         (19)
        Accounts payable                                             (52)        (82)
        Tenant security deposit liabilities                            2          (4)
        Accrued property taxes                                        (4)          7
        Due to affiliates                                            133          42
        Other liabilities                                            (21)         (5)
           Net cash provided by (used in) operating
              activities                                              49        (262)

Cash flows from investing activities:
  Insurance proceeds received                                         --          36
  Property improvements and replacements                             (43)        (64)
  Net deposits to restricted escrows                                  (5)        (19)
           Net cash used in investing activities                     (48)        (47)

Cash flows from financing activities:
  Advances from affiliates                                            --         586
  Payments on advances from affiliates                               (10)         --
  Payments on mortgage note payable                                  (20)        (27)

           Net cash (used in) provided by financing
              activities                                             (30)        559

Net (decrease) increase in cash and cash equivalents                 (29)        250

Cash and cash equivalents at beginning of period                     127          46
Cash and cash equivalents at end of period                        $ 98        $ 296

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 28        $ 122

At December 31, 2004, approximately $15,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at June 30, 2005.

         See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming United Investors Growth Properties (the "Partnership" or "Registrant") will continue as a going concern. The Partnership continues to generate recurring operating losses, suffers from a lack of cash, and has advances due to the General Partner. During the year ended December 31, 2004, the General Partner completed capital improvements needed at the property to improve its condition and increase occupancy. The General Partner intends to market the property for sale.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner" or "UIRE"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $21,000 and $14,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in operating expenses.

An affiliate of the General  Partner charged the  Partnership  reimbursement  of accountable administrative expenses amounting to approximately $24,000 and $23,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in general and administrative expense and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $1,000 and $2,000, respectively. The fees are calculated based on a percentage of additions to the investment property. As of June 30, 2005, the Partnership owed an affiliate of the General Partner approximately $143,000 of accrued accountable administrative expenses, which is included in due to affiliates.

During the six months ended June 30, 2004, an affiliate of the General Partner advanced the Partnership approximately $586,000 to cover operating obligations at Deerfield Apartments. There were no such advances during the six months ended June 30, 2005, however, the Partnership made payments on previous advances of approximately $10,000 during this period. Interest is charged at prime plus 2% or 8.25% at June 30, 2005. Interest expense was approximately $111,000 and $21,000 during the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005, the Partnership owed an affiliate of the General Partner approximately $2,966,000 for advances and accrued interest.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During both the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $14,000 for insurance coverage and fees associated with policy claims administration.

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

Note E - Contingencies

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily property asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The following table sets forth the average occupancy of the property for each of the six month periods ended June 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Deerfield Apartments                          93%        63%
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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2005 was approximately $93,000 and $179,000, respectively, compared to net loss of approximately $166,000 and $356,000 for the corresponding periods in 2004. The decrease in net loss for both periods is due to an increase in total revenues and a decrease in total expenses. Total revenues for both periods increased due to an increase in rental income partially offset by a decrease in other income and a casualty gain recognized in 2004. Rental income increased due to increases in occupancy and the average rental rate at Deerfield Apartments. Other income decreased due to a decrease in lease cancellation fees.

During the six months ended June 30, 2004, a net casualty gain of approximately $16,000 was recorded at Deerfield Apartments. The casualty gain related to wind damage to the apartment complex that occurred in July 2003. The gain was a result of the receipt of insurance proceeds of approximately $36,000 offset by approximately $20,000 of undepreciated fixed assets being written off.

Total expenses for the three month period decreased due to decreases in operating and bad debt expenses partially offset by increases in depreciation and interest expenses. Total expenses for the six month period decreased due to decreases in operating, property tax and bad debt expenses partially offset by increases in depreciation and interest expenses. Operating expense for both periods decreased due to decreases in administrative and maintenance expenses. Administrative expenses decreased due to a decrease in ad valorem tax fees and legal expenses. Maintenance expense decreased due to decreases in contract labor and parts, supplies and repairs at the investment property. Property tax expense for the six month period decreased due to a decrease in the assessed value at Deerfield Apartments due to a successful appeal. Bad debt expense for both periods decreased due to increased standards for tenants, which has resulted in a more stable tenant base. Depreciation expense for both periods increased due to assets placed into service at the investment property. Interest expense for both periods increased due to an increase in the balance of advances due to an affiliate of the General Partner partially offset by a decrease in interest expense on the mortgage at Deerfield Apartments due to the refinancing of the mortgage at a lower rate and balance during 2004.

Included in general and administrative expenses for the six months ended June 30, 2005 and 2004 are management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $98,000 compared to approximately $296,000 at June 30, 2004. The decrease in cash and cash equivalents of approximately $29,000 from December 31, 2004, is due to approximately $48,000 of cash used in investing activities and approximately $30,000 of cash used in financing activities, partially offset by approximately $49,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrows. Cash used in financing activities consisted of payments on advances received from an affiliate of the General Partner and payments of principal made on the mortgage encumbering the Partnership's property. The Partnership invests its working capital reserves in interest bearing accounts.

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

Deerfield Apartments

During  the  six  months  ended  June  30,  2005,  the   Partnership   completed
approximately $28,000 of capital improvements at Deerfield Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment property of approximately $1,847,000 has a maturity date of September 2007 and requires a balloon payment of approximately $1,743,000 at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced and/or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

There were no cash distributions made by the Partnership during the six months ended June 30, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amount due to an affiliate of the General Partner at June 30, 2005, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,354 limited partnership units (the "Units") in the Partnership representing 36.54% of the outstanding Units at June 30, 2005. Until May 1, 2003, AIMCO was the indirect sole stockholder of UIRE, the sole general partner of the Partnership, and therefore held all of the general partner interest in the Partnership. On May 1, 2003, Everest acquired all of the capital stock of the General Partner and held the capital stock of the General Partner until February 27, 2004, when Everest transferred it back to an affiliate of AIMCO. The capital stock was acquired in connection with the purchase by Everest or its affiliates of limited partnership interests in partnerships for which UIRE serves as the general partner. In connection with the acquisition of UIRE, Everest also acquired the 14,328 Units in the Partnership owned by AIMCO as of May 1, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. From May 1, 2003 to February 27, 2004, as the sole stockholder of UIRE, Everest was in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership. An Everest affiliate, Everest Properties, LLC, owned 14,328 Units representing 36.47% of the outstanding Units as of December 31, 2003. On February 27, 2004, AIMCO and its affiliates acquired all of the capital stock of UIRE and 14,328 Units in the Partnership from Everest. Upon the completion of this transaction, AIMCO, as the sole stockholder of UIRE, was in a position to control the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

The investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of the property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: August 12, 2005

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

Date:  August 12, 2005
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of United  Investors
                                    Real  Estate,  Inc.,   equivalent  of  the
                                    chief executive officer of the Partnership

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



Date:  August 12, 2005
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice  President of United  Investors  Real
                                    Estates,  Inc.,  equivalent  of the  chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of United Income Growth Partnership (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.