Form 10QSB
period 2005-09-30
UNITED INVESTORS GROWTH PROPERTIES
filed 2005-11-14
CIK 831663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2005


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                       UNITED INVESTORS GROWTH PROPERTIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005



Assets
   Cash and cash equivalents                                                 $  108
   Receivables and deposits                                                      32
   Restricted escrows                                                            46
   Other assets                                                                 101
   Investment property:
       Land                                                   $ 240
       Buildings and related personal property                 5,455
                                                               5,695
       Less accumulated depreciation                          (2,897)         2,798
                                                                            $ 3,085
Liabilities and Partners' Deficit
Liabilities
   Tenant security deposit liabilities                                       $ 16
   Accrued property taxes                                                        32
   Other liabilities                                                             32
   Due to affiliates (Note C)                                                 3,184
   Mortgage note payable                                                      1,837

Partners' Deficit
   General partner                                            $ (30)
   Limited partners (39,287 units
      issued and outstanding)                                 (1,986)        (2,016)
                                                                            $ 3,085

            See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                           Three Months Ended         Nine Months Ended
                                              September 30,             September 30,
                                            2005         2004         2005         2004
Revenues:
  Rental income                            $  206      $  189        $   614     $   458
  Other income                                 14          22             35         103
  Casualty gain (Note D)                       --          --             --          16
     Total revenues                           220         211            649         577

Expenses:
  Operating                                   120         148            318         380
  General and administrative                   21          15             65          58
  Depreciation                                 69          64            211         190
  Interest                                     91          83            257         235
  Property taxes                               21          29             68          89
  Bad debt                                      7          13             18         122
     Total expenses                           329         352            937       1,074

Net loss                                   $ (109)     $ (141)       $  (288)    $  (497)

Net loss allocated to general
  partner (1%)                             $   (1)     $   (1)       $    (3)    $    (5)
Net loss allocated to limited
  partners (99%)                             (108)       (140)          (285)       (492)
                                           $ (109)     $ (141)       $  (288)    $  (497)
Net loss per limited partnership
  unit                                     $(2.75)     $(3.56)       $ (7.25)    $(12.52)

            See Accompanying Notes to Consolidated Financial Statements

                       UNITED INVESTORS GROWTH PROPERTIES

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                    Partnership    General     Limited
                                       Units       Partner    Partners      Total

Original capital contributions        39,287        $ --       $ 9,824     $ 9,824

Partners' deficit at
   December 31, 2004                  39,287        $ (27)     $(1,701)    $(1,728)

Net loss for the nine months
   ended September 30, 2005               --            (3)       (285)       (288)

Partners' deficit at
   September 30, 2005                 39,287        $ (30)     $(1,986)    $(2,016)

            See Accompanying Notes to Consolidated Financial Statements

                    UNITED INVESTORS GROWTH PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                     2005     2004
Cash flows from operating activities:
  Net loss                                                       $ (288)     $ (497)
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Casualty gain                                                  --          (16)
      Depreciation                                                  211          190
      Amortization of loan costs                                     27           13
      Bad debt expense                                               18          122
      Change in accounts:
        Receivables and deposits                                    (28)         (88)
        Other assets                                                 (7)         (31)
        Accounts payable                                            (52)         (23)
        Tenant security deposit liabilities                          (1)          (1)
        Accrued property taxes                                      (12)         (14)
        Due to affiliates                                           208           69
        Other liabilities                                           (16)         (20)
           Net cash provided by (used in) operating
              activities                                             60         (296)

Cash flows from investing activities:
  Insurance proceeds received                                        --           36
  Property improvements and replacements                            (64)        (213)
  Net withdrawals from (deposits to) restricted escrows              25          (29)
           Net cash used in investing activities                    (39)        (206)

Cash flows from financing activities:
  Advances from affiliates                                           --          586
  Payments on advances from affiliates                              (10)          --
  Payments on mortgage note payable                                 (30)         (40)
           Net cash (used in) provided by financing
              activities                                             (40)        546

Net (decrease) increase in cash and cash equivalents                (19)          44


Cash and cash equivalents at beginning of period                    127           46
Cash and cash equivalents at end of period                       $ 108        $ 90

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 56        $ 183
Supplemental disclosure of non-cash information:
  Property improvements and replacements in accounts
    payable                                                       $ --        $ 36

At December 31, 2004, approximately $15,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at September 30, 2005.

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

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner" or "UIRE"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $32,000 and $22,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $35,000 and $48,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expense and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $1,000 and $17,000, respectively. The fees are calculated based on a percentage of additions to the investment property. As of September 30, 2005, the Partnership owed an affiliate of the General Partner approximately $155,000 of accrued accountable administrative expenses, which is included in due to affiliates.

During the nine months ended September 30, 2004, an affiliate of the General Partner advanced the Partnership approximately $586,000 to cover operating obligations at Deerfield Apartments. There were no such advances during the nine months ended September 30, 2005, however, the Partnership made payments on previous advances of approximately $10,000 during this period. Interest is charged at prime plus 2% or 8.75% at September 30, 2005. Interest expense was approximately $174,000 and $38,000 during the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005, the Partnership owed an affiliate of the General Partner approximately $3,029,000 for advances and accrued interest which is included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During both the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $14,000 for insurance coverage and fees associated with policy claims administration.

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

Note E - Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The following table sets forth the average occupancy of the property for each of the nine month periods ended September 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Deerfield Apartments                          93%        72%
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

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2005 was approximately $109,000 and $288,000, respectively, compared to a net loss of approximately $141,000 and $497,000 for the corresponding periods in 2004. The decrease in net loss for the three and nine month periods is due to an increase in total revenues and a decrease in total expenses. Total revenues increased for both periods due to an increase in rental income partially offset by a decrease in other income. For the nine months ended September 30, 2005, the increase in total revenues was partially offset by a decrease in casualty gain. Rental income increased due to increases in occupancy, as discussed above, and the average rental rate at Deerfield Apartments. Other income decreased due to a decrease in lease cancellation fees.

During the nine months ended September 30, 2004, a net casualty gain of approximately $16,000 was recorded at Deerfield Apartments. The casualty gain related to wind damage to the apartment complex that occurred in July 2003. The gain was a result of the receipt of insurance proceeds of approximately $36,000 offset by approximately $20,000 of undepreciated fixed assets being written off.

Total expenses for the three and nine month periods decreased due to decreases in operating, property taxes, and bad debt expenses partially offset by increases in depreciation and interest expenses. Operating expenses for both periods decreased due to decrease in administrative and maintenance expenses partially offset by an increase in management fees. Administrative expenses decreased due to a decrease in ad valorem tax fees and legal expenses.
Maintenance expense decreased due to decreases in contract labor and parts, supplies, and repairs at the investment property. Management fees increased due to the increased occupancy at Deerfield Apartments and the corresponding increase in rental income on which such fees are based. Property tax expense decreased due to a decrease in the assessed value at Deerfield Apartments due to a successful appeal. Bad debt expense for both periods decreased due to increased credit standards for tenants, which has resulted in a more stable tenant base. Depreciation expense for both periods increased due to assets placed into service at the investment property. Interest expense for both periods increased due to an increase in the balance of advances due to an affiliate of the General Partner partially offset by a decrease in interest expense on the mortgage at Deerfield Apartments due to the refinancing of the mortgage at a lower rate and balance during 2004.

Included in general and administrative expenses for the nine months ended September 30, 2005 and 2004 are management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $108,000 compared to approximately $90,000 at September 30, 2004. The decrease in cash and cash equivalents of approximately $19,000 from December 31, 2004, is due to approximately $39,000 of cash used in investing activities and approximately $40,000 of cash used in financing activities, partially offset by approximately $60,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows. Cash used in financing activities consisted of payments on advances received from an affiliate of the General Partner and payments of principal made on the mortgage encumbering the Partnership's property. The Partnership invests its working capital reserves in interest bearing accounts.

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

Deerfield Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $49,000 of capital improvements at Deerfield Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment property of approximately $1,837,000 has a maturity date of September 2007 and requires a balloon payment of approximately $1,743,000 at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced and/or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

There were no cash distributions made by the Partnership during the nine months ended September 30, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amount due to an affiliate of the General Partner at September 30, 2005, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,354 limited partnership units (the "Units") in the Partnership representing 36.54% of the outstanding Units at September 30, 2005. Until May 1, 2003, AIMCO was the indirect sole stockholder of UIRE, the sole general partner of the Partnership, and therefore held all of the general partner interest in the Partnership. On May 1, 2003, Everest acquired all of the capital stock of the General Partner and held the capital stock of the General Partner until February 27, 2004, when Everest transferred it back to an affiliate of AIMCO. The capital stock was acquired in connection with the purchase by Everest or its affiliates of limited partnership interests in partnerships for which UIRE serves as the general partner. In connection with the acquisition of UIRE, Everest also acquired the 14,328 Units in the Partnership owned by AIMCO as of May 1, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. From May 1, 2003 to February 27, 2004, as the sole stockholder of UIRE, Everest was in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership. An Everest affiliate, Everest Properties, LLC, owned 14,328 Units representing 36.47% of the outstanding Units as of December 31, 2003. On February 27, 2004, AIMCO and its affiliates acquired all of the capital stock of UIRE and 14,328 Units in the Partnership from Everest. Upon the completion of this transaction, AIMCO, as the sole stockholder of UIRE, was in a position to control the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: November 14, 2005

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

Date:  November 14, 2005
                               /s/Martha L. Long
                                Martha L. Long
                                Senior Vice President of United Investors Real Estate, Inc., equivalent of the chief executive officer of the Partnership

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



Date:  November 14, 2005
                                /s/Stephen B. Waters
                                Stephen B. Waters
                                Vice   President   of  United   Investors   Real
                                Estates,   Inc.,   equivalent   of   the   chief
                                financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of United Income Growth Partnership (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.