Form 10KSB
period 2005-12-31
UNITED INVESTORS GROWTH PROPERTIES
filed 2006-03-31
CIK 831663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _________to _________

Commission file number 0-17645

UNITED INVESTORS GROWTH PROPERTIES

(Name of small business issuer in its charter)

Missouri	43-1483928
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina 29602

(Address of principal executive offices)

(864) 239-1000

Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Units of Limited Partnership Interests

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $871,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant’s financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

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

Until May 1, 2003, the General Partner was an affiliate of AIMCO.  On May 1, 2003, Everest Properties, Inc. (“Everest”), a California corporation, acquired all of the capital stock of the General Partner and held the capital stock of the General Partner until February 27, 2004, when Everest transferred it back to an affiliate of AIMCO.  The capital stock was acquired in connection with the purchase by Everest or its affiliates of limited partnership units (the “Units”) in partnerships in which UIRE serves as the general partner. From May 1, 2003 to February 27, 2004, as the sole stockholder of UIRE, Everest was in a position to remove and elect the directors of UIRE and consequently to control the Partnership.  Everest did not directly own any limited partnership interests of the Partnership, however, Everest’s affiliate, Everest Properties, LLC, owned 14,328 Units.

In connection with the transaction described above, the General Partner and the Partnership entered into a Services Agreement effective May 1, 2003 (“the Services Agreement”) with Everest, pursuant to which Everest agreed to provide or arrange for the provision of portfolio management services and property management services for the Partnership. Subject to certain limitations, the portfolio management services included the services the General Partner of the Partnership generally performs or procures in connection with management of the Partnership.  As compensation for providing the portfolio management services and the property management services, the General Partner agreed to pay and assign over to Everest all of the income, distributions, fees, commissions, reimbursements and other payments payable by the Partnership to the General Partner or any of its affiliates.  Between May 1, 2003 and February 27, 2004, at Everest’s direction, affiliates of AIMCO continued to provide certain portfolio and property management services for the Partnership.

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

The Partnership's primary business is to operate and hold existing real estate properties for investment.  The Partnership acquired three multifamily residential properties and a retail center which included medical office space.  In addition, the Partnership owned a 60% interest in a joint venture which owned a multifamily residential property.  During the third quarter of 1995, the joint venture property was sold.  During the fourth quarter of 1998, the commercial property was foreclosed on by the lender holding the mortgage encumbering the property.  On January 3, 2001, the Partnership sold one of its remaining residential properties, Cheyenne Woods Apartments.  On January 1, 2004, the Partnership distributed Terrace Royale out of the Partnership. The remaining property at December 31, 2005 is further described in "Item 2. Description of Property" below.

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

The Partnership has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner.  An affiliate of the General Partner provided such property management services for the years ended December 31, 2005 and 2004.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s property. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at the property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

A further description of the Partnership's business is included in "Item 6 – Management's Discussion and Analysis or Plan of Operation" of this Form 10-KSB.

Item 2.

Description of Property:

The following table sets forth the Partnership's investment in property:

Date of
Property	Purchase	Type of Ownership	Use

Deerfield Apartments	10/24/90	Fee ownership subject	Apartment
Memphis, Tennessee		to first mortgage (1)	136 units

(1)

Property is held by a limited liability company in which the Partnership owns a 100% interest.

Schedule of Property:

Set forth below for the Partnership’s property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Deerfield Apartments	$ 5,726	$ 2,968	5-40 yrs	S/L	$ 2,558

See "Item 7. Financial Statements, Note B" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Deerfield Apartments	$ 1,828	(1)	30 yrs	9/07	$ 1,757

(1)

Adjustable rate based on the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2005 was 5.13%.

(2)

See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay this loan and other details about the loan.

The mortgage loan encumbering Deerfield Apartments was scheduled to mature in December 2004.  In November 2004, the General Partner refinanced the mortgage.  The new mortgage of $1,867,000 replaced the previous mortgage indebtedness of approximately $3,303,000.  An affiliate of the General Partner advanced approximately $1,577,000 to the Partnership during 2004 to cover the shortfall between the repayment of the old mortgage and the proceeds from the new mortgage.  The new mortgage has a variable interest rate equal to the Fannie Mae discounted mortgage- backed security index plus 85 basis points.  The loan requires monthly principal and interest payments of approximately $8,000 until its maturity in September 2007, at which time a balloon payment of approximately $1,757,000 is due. The Partnership paid closing costs of approximately $85,000, which were capitalized and included in other assets on the accompanying, consolidated balance sheet. During 2005 the Partnership received a refund of approximately $5,000 of the closing costs paid during 2004.

The mortgage for Deerfield Apartments is financed under a permanent credit facility ("Permanent Credit Facility").  The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent

Credit Facility begins as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (5.13% at December 31, 2005) and resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty and are guaranteed by an affiliate of the General Partner.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2005 and 2004 for the property:

	Average Annual		Average
	Rental Rate		Occupancy
	(per unit)
Property	2005	2004	2005	2004
Deerfield Apartments	$ 6,512	$ 6,300	93%	76%

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

Real Estate Taxes and Rates:

Real estate taxes and rate in 2005 for the property were:

	2005	2005
	Billing	Rate
	(in thousands)
Deerfield Apartments	$ 82	3.80%

Capital Expenditures:

Deerfield Apartments

During the year ended December 31, 2005, the Partnership completed approximately $80,000 of capital improvements at Deerfield Apartments, consisting primarily of structural upgrades, air conditioning replacement, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.

Legal Proceedings

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers.  The opt-in period has not yet closed.  Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly held limited partnership, offered and sold 39,297 limited partnership units aggregating $9,824,250.  The Partnership currently has 853 holders on record owning an aggregate of 39,287 Units.  Affiliates of AIMCO owned 14,354 units or 36.54% at December 31, 2005.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no cash distributions made by the Partnership during the years ended December 31, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturity, refinancing, and/or property sale.  The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amount due to affiliates of the General Partner at December 31, 2005, it is not anticipated that the Partnership will make any distributions in the foreseeable future. See “Item 2. Description of Property – Capital Expenditures” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,354 limited partnership units (the “Units”) in the Partnership representing 36.54% of the outstanding Units at December 31, 2005. Until May 1, 2003, AIMCO was the indirect sole stockholder of UIRE, the sole general partner of the Partnership, and therefore held all of the general partner interest in the Partnership. On May 1, 2003, Everest acquired all of the capital stock of the General Partner and held the capital stock of the General Partner until February 27, 2004, when Everest transferred it back to an affiliate of AIMCO. The capital stock was acquired in connection with the purchase by Everest or its affiliates of limited partnership interests in partnerships for which UIRE serves as the general partner.  In connection with the acquisition of UIRE, Everest also acquired the 14,328 Units in the Partnership owned by AIMCO as of May 1, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  From May 1, 2003 to February 27, 2004, as the sole stockholder of UIRE, Everest was in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership. An Everest affiliate, Everest Properties, LLC, owned 14,328 Units representing 36.47% of the outstanding Units as of December 31, 2003.  On February 27, 2004, AIMCO and its affiliates acquired all of the capital stock of UIRE and 14,328 Units in the Partnership from Everest. Upon the completion of this transaction, AIMCO, as the sole stockholder of UIRE, was in a position to control the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the

Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses.  As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level.  However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership's net loss for the year ended December 31, 2005 was approximately $412,000 compared to a net loss of approximately $602,000 for the year ended December 31, 2004.  The decrease in net loss is due to an increase in total revenues and a decrease in total expenses. Total revenues increased due to an increase in rental income partially offset by a decrease in other income and casualty gain.  Rental income increased due to an increase in occupancy and the average rental rate at Deerfield Apartments. Other income decreased due to a decrease in lease cancellation fees.

During the year ended December 31, 2004, a net casualty gain of approximately $16,000 was recorded at Deerfield Apartments.  The casualty gain related to wind damage to the apartment complex that occurred in July 2003.  The gain was a result of the receipt of insurance proceeds of approximately $36,000 partially offset by approximately $20,000 of undepreciated damaged assets being written off.

Total expenses decreased due to decreases in operating and bad debt expense partially offset by increases in depreciation, interest, and property tax expenses. General and administrative expense was relatively constant for the comparable periods. Operating expense decreased due to decreases in administrative and maintenance expense partially offset by an increase in management fee expense. Administrative expense decreased due to a decrease in ad valorem tax services as a result of costs incurred during 2004 related to appealing the assessed value of Deerfield Apartments. Maintenance expense decreased due to decreases in contract labor and in parts, supplies and repairs at Deerfield Apartments. Bad debt expense decreased due to a more stable tenant base. Management fees increased due to the increased occupancy at Deerfield Apartments and the corresponding increase in rental income on which such fees are based.  Depreciation expense increased due to assets being placed into service at the investment property.  Interest expense increased due to an increase in the average balance due to affiliates and interest on such balances due to the increase in the prime rate during 2005 partially offset by a decrease in interest expense on the mortgage encumbering Deerfield Apartments due to the refinancing of the mortgage at a lower rate and balance during December 2004.  Property tax expense increased due to an increase in the tax rate.

Included in general and administrative expenses for both periods are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming the Partnership will continue as a going concern.  The Partnership continues to generate recurring operating losses, suffers from a lack of cash, and has advances due to an affiliate of the General Partner.  During the year ended December 31,

2004, the General Partner completed capital improvements needed at the property to improve its condition and increase occupancy. These capital improvements resulted in increased occupancy and operating cash flow for 2005.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from these uncertainties.

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $135,000 compared to approximately $127,000 at December 31, 2004.  For the year ended December 31, 2005, cash and cash equivalents increased approximately $8,000.  Cash and cash equivalents increased due to approximately $133,000 of cash provided by operating activities offset by approximately $76,000 of cash used in investing activities and approximately $49,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by the mortgage lender.  Cash used in financing activities consisted of payments made on advances received from an affiliate of the General Partner and principal payments on the mortgage encumbering the investment property. The Partnership invests its working capital reserves in interest bearing accounts.

The mortgage loan encumbering Deerfield Apartments was scheduled to mature in December 2004.  In November 2004, the General Partner refinanced the mortgage.  The new mortgage of $1,867,000 replaced the previous mortgage indebtedness of approximately $3,303,000. An affiliate of the General Partner advanced approximately $1,577,000 to the Partnership during 2004 to cover the shortfall between the repayment of the old mortgage and the proceeds from the new mortgage.  The new mortgage has a variable interest rate equal to the Fannie Mae discounted mortgage- backed security index plus 85 basis points.  The loan requires monthly principal and interest payments of approximately $8,000 until its maturity in September 2007, at which time a balloon payment of approximately $1,757,000 is due.  The Partnership paid closing costs of approximately $85,000, which were capitalized and included in other assets on the accompanying consolidated balance sheet. During 2005 the Partnership received a refund of approximately $5,000 of the closing costs paid during 2004.

The mortgage for Deerfield Apartments is financed under a permanent credit facility ("Permanent Credit Facility").  The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility begins as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (5.13% at December 31, 2005) and resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty and are guaranteed by an affiliate of the General Partner.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.  Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are generally thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering Deerfield Apartments of approximately $1,828,000 matures in September 2007 at which time a balloon payment of approximately $1,757,000 is due.  The General Partner will attempt to refinance such indebtedness or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

There were no cash distributions made by the Partnership during the years ended December 31, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturity, refinancing, and/or property sale.  The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amount due to an affiliate of the General Partner at December 31, 2005, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,354 limited partnership units (the “Units”) in the Partnership representing 36.54% of the outstanding Units at December 31, 2005. Until May 1, 2003, AIMCO was the indirect sole stockholder of UIRE, the sole general partner of the Partnership, and therefore held all of the general partner interest in the Partnership. On May 1, 2003, Everest acquired all of the capital stock of the General Partner and held the capital stock of the General Partner until February 27, 2004, when Everest transferred it back to an affiliate of AIMCO. The capital stock was acquired in connection with the purchase by Everest or its affiliates of limited partnership interests in partnerships for which UIRE serves as the general partner.  In connection with the acquisition of UIRE, Everest also acquired the 14,328 Units in the Partnership owned by AIMCO as of May 1, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  From May 1, 2003 to February 27, 2004, as the sole stockholder of UIRE, Everest was in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership. An Everest affiliate, Everest Properties, LLC, owned 14,328 Units representing 36.47% of the outstanding Units as of December 31, 2003.  On February 27, 2004, AIMCO and its affiliates acquired all of the capital stock of UIRE and 14,328 Units in the Partnership from Everest. Upon the completion of this transaction, AIMCO, as the sole stockholder of UIRE, was in a position to control the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note B – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements".  The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.   The Partnership believes that of its significant accounting policies the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

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

Financial Statements

UNITED INVESTORS GROWTH PROPERTIES

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2005

Consolidated Statements of Operations - Years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

United Investors Growth Properties

We have audited the accompanying consolidated balance sheet of United Investors Growth Properties as of December 31, 2005, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2005.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Investors Growth Properties at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U. S. generally accepted accounting principles.

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

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

UNITED INVESTORS GROWTH PROPERTIES

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 135
Receivables and deposits		42
Restricted escrow		67
Other assets		81
Investment property (Notes C and F):
Land	$ 240
Buildings and related personal property	5,486
	5,726
Less accumulated depreciation	(2,968)	2,758
		$ 3,083
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 43
Tenant security deposit liabilities		20
Accrued property taxes		45
Other liabilities		19
Due to affiliates (Note D)		3,268
Mortgage note payable (Note C)		1,828

Partners' Deficit
General partner	$ (31)
Limited partners (39,287 units issued and
outstanding)	(2,109)	(2,140)
		$ 3,083

See Accompanying Notes to Consolidated Financial Statements

UNITED INVESTORS GROWTH PROPERTIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
Revenues:
Rental income	$ 822	$ 649
Other income	49	122
Casualty gain (Note G)	--	16
Total revenues	871	787

Expenses:
Operating	444	524
General and administrative	85	81
Depreciation	282	261
Interest	361	312
Property taxes	90	79
Bad debt	21	132
Total expenses	1,283	1,389

Net loss (Note E)	$ (412)	$ (602)

Net loss allocated to general partner (1%)	$ (4)	$ (6)
Net loss allocated to limited partners (99%)	(408)	(596)

	$ (412)	$ (602)

Net loss per limited partnership unit	$(10.38)	$(15.17)

See Accompanying Notes to Consolidated Financial Statements

UNITED INVESTORS GROWTH PROPERTIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	39,297	$ --	$ 9,824	$ 9,824

Partners' deficit at
December 31, 2003	39,287	$ (21)	$(1,560)	$(1,581)

Non cash contribution associated
with a distribution for the
year ended December 31, 2004
(See Note B)		--	455	455

Net loss for the year ended
December 31, 2004	--	(6)	(596)	(602)

Partners' deficit at
December 31, 2004	39,287	(27)	(1,701)	(1,728)

Net loss for the year ended
December 31, 2005	--	(4)	(408)	(412)

Partners’ deficit at
December 31, 2005	39,287	$ (31)	$(2,109)	$(2,140)

See Accompanying Notes to Consolidated Financial Statements

UNITED INVESTORS GROWTH PROPERTIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$ (412)	$ (602)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation	282	261
Casualty gain	--	(16)
Amortization of loan costs	34	15
Bad debt expense	21	132
Change in accounts:
Receivables and deposits	(41)	(97)
Other assets	6	(18)
Accounts payable	(24)	(48)
Tenant security deposit liabilities	3	(2)
Accrued property taxes	1	(13)
Due to affiliates	292	112
Other liabilities	(29)	(20)

Net cash provided by (used in) operating
activities	133	(296)

Cash flows from investing activities:
Insurance proceeds received	--	36
Property improvements and replacements	(80)	(394)
Net withdrawals from (deposits to) restricted escrows	4	(45)

Net cash used in investing activities	(76)	(403)

Cash flows from financing activities:
Proceeds from mortgage note payable	--	1,867
Repayment of mortgage note payable	--	(3,303)
Loan costs paid	--	(85)
Payments on mortgage note payable	(39)	(49)
Advances from an affiliate	--	2,350
Payments on advances from an affiliate	(10)	--

Net cash (used in) provided by financing activities	(49)	780

Net increase in cash and cash equivalents	8	81
Cash and cash equivalents at beginning of year	127	46
Cash and cash equivalents at end of year	$ 135	$ 127

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 79	$ 236

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts
payable	$ 15	$ 15

See Accompanying Notes to Consolidated Financial Statements

UNITED INVESTORS GROWTH PROPERTIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

Note A – Going Concern

The accompanying consolidated financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses, suffers from a lack of cash, and has advances due to affiliates of the General Partner. During the year ended December 31, 2004, the General Partner completed capital improvements needed at the property to improve its condition and increase occupancy. These capital improvements resulted in increased occupancy and operating cash flow for 2005.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from these uncertainties.

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

Until May 1, 2003, the General Partner was an affiliate of AIMCO.  On May 1, 2003, Everest Properties, Inc. (“Everest”), a California corporation, acquired all of the capital stock of the General Partner and held the capital stock of the General Partner until February 27, 2004, when Everest transferred it back to an affiliate of AIMCO.  The capital stock was acquired in connection with the purchase by Everest or its affiliates of limited partnership units (the “Units”) in partnerships in which UIRE serves as the general partner. From May 1, 2003 to February 27, 2004, as the sole stockholder of UIRE, Everest was in a position to remove and elect the directors of UIRE and consequently to control the Partnership.  Everest did not directly own any limited partnership interests of the Partnership, however, Everest’s affiliate, Everest Properties, LLC, owned 14,328 Units.

In connection with the transaction described above, the General Partner and the Partnership entered into a Services Agreement effective May 1, 2003 (“the Services Agreement”) with Everest, pursuant to which Everest agreed to provide or arrange for the provision of portfolio management services and property management services for the Partnership. Subject to certain limitations, the portfolio management services included the services the General Partner of the Partnership generally performs or procures in connection with management of the Partnership. As compensation for providing the portfolio management services and the property management services, the General Partner agreed to pay and assign over to Everest all of the income, distributions, fees, commissions, reimbursements and otherpayments payable by the Partnership to the General Partner or any of its affiliates.  Between May 1, 2003 and February 27, 2004, at Everest’s direction, affiliates of AIMCO continued to provide certain portfolio and property management services for the Partnership.

On February 27, 2004, AIMCO and its affiliates reacquired all of the capital stock of UIRE and 14,328 Units in the Partnership from Everest.  Upon the effective date of the transaction, the Services Agreement was terminated and AIMCO, as the sole stockholder of UIRE, was again in a position to control the Partnership.

Prior to February 27, 2004, the Partnership owned 100% of the membership interest in AIMCO Terrace Royale, L.L.C., a Delaware limited liability company. Effective January 1, 2004, the Partnership adopted a new operating agreement for that company, appointed Everest as its manager, changed the company's name to Everest Terrace Royale, LLC ("Terrace Royale"), and distributed to its partners all of the membership interests that the Partnership held in Terrace Royale, as a distribution in kind.  The record date for the distribution, and the effective date for allocation, tax and all other purposes, was January 1, 2004.  Limited partners of the Partnership received one unit of membership interest in Terrace Royale for each unit of limited partnership interest held in the Partnership on the record date.  The distribution of the net liabilities of Terrace Royale was accounted for as a non-cash contribution to the limited partners’ equity in the accompanying consolidated statement of changes in partners’ deficit.

Principles of Consolidation: The consolidated financial statements, at December 31, 2005, include all the accounts of the Partnership and its 100% owned limited liability company, Deerfield Apartments, L.L.C.  Although legal ownership of the respective asset remains with these entities, the Partnership retains all economic benefits from the property. As a result, the Partnership consolidates its interest in this entity, whereby all accounts are included in the consolidated financial statements of the Partnership with all inter-entity accounts being eliminated.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $120,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits.  Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Restricted Escrow: In connection with the refinancing of the mortgage encumbering Deerfield Apartments, the lender required the establishment of a property tax escrow account to be maintained by the mortgage lender.  The Partnership was required to make an initial deposit of approximately $62,000 at the time the mortgage was obtained and is required to make monthly deposits of approximately $9,000.  At December 31, 2005, the total reserve balance was approximately $67,000.

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

Investment Property:  Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2005 and 2004. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

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

Gain/Loss from a Sale – Gain/loss from a sale shall be allocated as follows:

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

Deferred costs: Loan costs of approximately $80,000, less accumulated amortization of approximately $34,000, are included in other assets.  The loan costs are amortized over the term of the related loan agreement. Amortization expense for the years ended December 31, 2005 and 2004 was approximately $34,000 and $15,000, respectively, and is included in interest expense in the accompanying consolidated statements of operations. Amortization expense is expected to be approximately $29,000 for 2006 and approximately $17,000 in 2007.

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

Advertising: The Partnership expenses the cost of advertising as incurred.  Advertising costs of approximately $22,000 and $20,000 for the years ended December 31, 2005 and 2004, respectively, were charged to operating expense.

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

Recent Accounting Pronouncement: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note C - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
	2005	Interest	Rate	Date	Maturity
Property	(in thousands)			(in thousands)
Deerfield Apartments	$ 1,828	$ 8	(1)	9/07	$ 1,757

(1)

Adjustable rate based on the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2005 was 5.13%.

The mortgage note payable is nonrecourse and is secured by a pledge of the property and by a pledge of revenues from the property.  The property may not be sold subject to existing indebtedness.

The mortgage loan encumbering Deerfield Apartments was scheduled to mature in December 2004.  In November 2004, the General Partner refinanced the mortgage.  The new mortgage of $1,867,000 replaced the previous mortgage indebtedness of approximately $3,303,000.  An affiliate of the General Partner advanced approximately $1,577,000 to the Partnership to cover the shortfall between the repayment of the old mortgage and the proceeds from the new mortgage.  The new mortgage has a variable interest rate equal to the Fannie Mae discounted mortgage- backed security index plus 85 basis points.  The loan requires monthly principal and interest payments of approximately $8,000 until its maturity in September 2007, at which time a balloon payment of approximately $1,757,000 is due. The Partnership paid closing costs of approximately $85,000, which were capitalized and included in other assets on the accompanying, consolidated balance sheet. During 2005 the Partnership received a refund of approximately $5,000 of the closing costs paid during 2004.

The mortgage for Deerfield Apartments is financed under a permanent credit facility ("Permanent Credit Facility").  The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility begins as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (5.13% at December 31, 2005) and resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty and are guaranteed by an affiliate of the General Partner.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2005, are as follows (in thousands):

2006	$ 40
2007	1,788
$1,828

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.  Pursuant to the Services Agreement in effect for a portion of 2003 and 2004, these services were to be provided by Everest for the period commencing May 1, 2003 and ending February 27, 2004; however, at Everest’s direction, certain of the services were provided by affiliates of AIMCO during this time period.

Affiliates of the General Partner receive 5% of the gross receipts from the Partnership’s property as compensation for providing property management services.  For the years ended December 31, 2005 and 2004, the Partnership paid to such affiliates approximately $42,000 and $33,000, respectively, which is included in operating expense on the accompanying consolidated statements of operations.

The General Partner was entitled to reimbursement of accountable administrative expenses under the Partnership Agreement for the years ended December 31, 2005 and 2004.  For the years ended December 31, 2005 and 2004, an affiliate of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $49,000 and $90,000, respectively, which is included in general and administrative expense and investment property.  The portion of these reimbursements included in investment property for the years ended December 31, 2005 and 2004, are fees related to construction management services provided by an affiliate of the General Partner of approximately $3,000 and $44,000, respectively.  At December 31, 2005, the Partnership owed approximately $166,000 for reimbursement of accountable administrative expenses, and this amount is included in due to affiliates on the accompanying consolidated balance sheet.

During the year ended December 31, 2004, the General Partner advanced the Partnership approximately $2,350,000 to cover operating obligations at Deerfield Apartments and to fund the shortfall from the mortgage refinancing (see Note C). There were no such advances during the year ended December 31, 2005, however, the Partnership made payments on previous advances of approximately $10,000 during 2005. Interest is charged at prime plus 2%, or 9.25%, at December 31, 2005, in accordance with the Partnership Agreement. During the years ended December 31, 2005 and 2004, the Partnership recognized interest expense on advances of approximately $247,000 and $67,000, respectively.  At December 31, 2005, the Partnership owed the General Partner approximately $3,102,000 in principal and accrued interest, which is included in due to affiliates on the accompanying consolidated balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $15,000 and $14,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,354 limited partnership units (the “Units”) in the Partnership representing 36.54% of the outstanding Units at December 31, 2005. Until May 1, 2003, AIMCO was the indirect sole stockholder of UIRE, the sole general partner of the Partnership, and therefore held all of the general partner interest in the Partnership. On May 1, 2003, Everest acquired all of the capital stock of the General Partner and held the capital stock of the General Partner until February 27, 2004, when Everest transferred it back to an affiliate of AIMCO. The capital stock was acquired in connection with the purchase by Everest or its affiliates of limited partnership interests in partnerships for which UIRE serves as the general partner.  In connection with the acquisition of UIRE, Everest also acquired the 14,328 Units in the Partnership owned by AIMCO as of May 1, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  From May 1, 2003 to February 27, 2004, as the sole stockholder of UIRE, Everest was in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership. An Everest affiliate, Everest Properties, LLC, owned 14,328 Units representing 36.47% of the outstanding Units as of December 31, 2003.  On February 27, 2004, AIMCO and its affiliates acquired all of the capital stock of UIRE and 14,328 Units in the Partnership from Everest. Upon the completion of this transaction, AIMCO, as the sole stockholder of UIRE, was in a position to control the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net loss as reported in the consolidated financial statements and Federal taxable loss allocated to the partners in the Partnership's tax return for the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

	2005	2004
Net loss as reported	$ (412)	$ (602)
Add (deduct):
Deferred revenue and other liabilities	4	(9)
Depreciation differences	--	3
Casualty gain	--	(16)
Other	(11)	65
Federal taxable loss	$ (419)	$ (559)
Federal taxable loss per limited
partnership unit	$ -- (1)	$(23.90)

(1)

For 2005 allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 2005 (in thousands):

Net liabilities as reported	$(2,140)
Differences in basis of assets
and liabilities:
Accumulated depreciation	(180)
Other assets and liabilities	74
Syndication costs	1,362
Land and buildings	(20)
Net liabilities - tax basis	$ (904)

Note F - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Deerfield Apartments	$ 1,828	$ 240	$ 3,891	$ 1,595

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
				(in thousands)
Deerfield
Apartments	$ 240	$ 5,486	$ 5,726	$ 2,968	1986	10/24/90	5-40

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2005	2004
	(in thousands)
Investment Property
Balance at beginning of year	$ 5,646	$ 5,363
Property improvements and replacements	80	409
Casualty event write off	--	(126)
Balance at end of year	$ 5,726	$ 5,646

Accumulated Depreciation
Balance at beginning of year	$ 2,686	$ 2,531
Additions charged to expense	282	261
Casualty event write off	--	(106)
Balance at end of year	$ 2,968	$ 2,686

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2005 and 2004, is approximately $5,706,000 and $5,631,000, respectively.  The accumulated depreciation taken for Federal income tax purposes is approximately $3,148,000 and $2,867,000 at December 31, 2005 and 2004, respectively.

Note G – Casualty Gain

During the year ended December 31, 2004, a net casualty gain of approximately $16,000 was recorded at Deerfield Apartments.  The casualty gain related to wind damage to the apartment complex that occurred in July 2003.  The gain was a result of the receipt of insurance proceeds of approximately $36,000 partially offset by approximately $20,000 of undepreciated damaged assets being written off.

Note H – Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations.

Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily property asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8a.

Controls and Procedures

(a) Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)  Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Director, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

United Investors Growth Properties (the “Registrant” or “Partnership”) has no directors or officers.  United Investors Real Estate, Inc. (“UIRE” or the “General Partner”) manages and controls the Partnership and has general responsibility and authority in all matters affecting its business.

The names of the directors and officers of UIRE, their ages and the nature of all positions with UIRE presently held by them are set forth below. There are no family relationships between or among any directors and officers.

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas H. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001.  Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President – Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President – Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Thomas M. Herzog was appointed Chief Financial Officer of the General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an “audit committee financial expert”.

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO’s website (www.AIMCO.com). AIMCO’s website is not incorporated by reference to this filing.

Item 10.

Executive Compensation

Neither the directors or the officers received any remuneration from the Partnership during the year ended December 31, 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as provided below as of December 31, 2005, no affiliate of the General Partner or no person was known by the Partnership to be the beneficial owner of more than 5 percent (5%) of the Units of the Partnership:

Entity	Number of Units	Percentage of Total

AIMCO Properties, L.P.	10,352	26.35%
(an affiliate of AIMCO)
United Investors Real Estate, Inc.	3,992	10.16%
(the General Partner and an
affiliate of AIMCO)
AIMCO IPLP, L.P.	10	0.03%
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

Item 12.

Certain Relationships and Related Transactions

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.  Pursuant to the Services Agreement in effect for a portion of 2003 and 2004, these services were to be provided by Everest for the period commencing May 1, 2003 and ending February 27, 2004; however, at Everest’s direction, certain of the services were provided by affiliates of AIMCO during this time period.

Affiliates of the General Partner receive 5% of the gross receipts from the Partnership’s property as compensation for providing property management services.  For the years ended December 31, 2005 and 2004, the Partnership paid to such affiliates approximately $42,000 and $33,000, respectively, which is included in operating expenses on the accompanying consolidated statements of operations.

The General Partner was entitled to reimbursement of accountable administrative expenses under the Partnership Agreement for the years ended December 31, 2005 and 2004.  For the years ended December 31, 2005 and 2004, an affiliate of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $49,000 and $90,000, respectively, which is included in general and administrative expense and investment property.  The portion of these reimbursements included in investment property for the years ended December 31, 2005 and 2004, are fees related to construction management services provided by an affiliate of the General Partner of approximately $3,000 and $44,000, respectively.  At December 31, 2005, the Partnership owed approximately $166,000 for reimbursement of accountable administrative expenses, and this amount is included in due to affiliates on the accompanying consolidated balance sheet.

During the year ended December 31, 2004, the General Partner advanced the Partnership approximately $2,350,000 to cover operating obligations at Deerfield Apartments and to fund the shortfall from the mortgage refinancing (see Note C). There were no such advances during the year ended December 31, 2005, however, the Partnership made payments on previous advances of approximately $10,000 during 2005. Interest is charged at prime plus 2%, or 9.25%, at December 31, 2005, in accordance with the Partnership Agreement. During the years ended December 31, 2005 and 2004, the Partnership recognized interest expense on advances of approximately $247,000 and $67,000, respectively.  At December 31, 2005, the Partnership owed the General Partner approximately $3,102,000 in principal and accrued interest, which is included in due to affiliates on the accompanying consolidated balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $15,000 and $14,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,354 limited partnership units (the

“Units”) in the Partnership representing 36.54% of the outstanding Units at December 31, 2005. Until May 1, 2003, AIMCO was the indirect sole stockholder of UIRE, the sole general partner of the Partnership, and therefore held all of the general partner interest in the Partnership. On May 1, 2003, Everest acquired all of the capital stock of the General Partner and held the capital stock of the General Partner until February 27, 2004, when Everest transferred it back to an affiliate of AIMCO. The capital stock was acquired in connection with the purchase by Everest or its affiliates of limited partnership interests in partnerships for which UIRE serves as the general partner.  In connection with the acquisition of UIRE, Everest also acquired the 14,328 Units in the Partnership owned by AIMCO as of May 1, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  From May 1, 2003 to February 27, 2004, as the sole stockholder of UIRE, Everest was in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership. An Everest affiliate, Everest Properties, LLC, owned 14,328 Units representing 36.47% of the outstanding Units as of December 31, 2003.  On February 27, 2004, AIMCO and its affiliates acquired all of the capital stock of UIRE and 14,328 Units in the Partnership from Everest. Upon the completion of this transaction, AIMCO, as the sole stockholder of UIRE, was in a position to control the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index Attached.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $28,000 and $29,000 for 2005 and 2004, respectively.   Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $7,000 and $8,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INVESTORS GROWTH PROPERTIES

By: United Investors Real Estate, Inc.
Its General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 31, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2006
Stephen B. Waters

UNITED INVESTORS GROWTH PROPERTIES

INDEX TO EXHIBITS

Exhibit

1.0

Form of Dealer Manager Agreement between the General Partner and the Dealer Manager, including Form of Soliciting Broker Agreement; incorporated by reference to Exhibit 1 to Partnership's Amendment to Registration Statement (File No. 33-21114) filed on June 9, 1988.

1.1

Amendment to Dealer Manager Agreement; incorporated by reference to Exhibit 1.1 to Post-Effective Amendment No. 2 to Partnership's Registration Statement filed on March 21, 1989.

4.1

Form of Subscription Agreement; incorporated by reference as part of the Prospectus of Partnership contained in Partnership's Amendment to Registration Statement filed on June 9, 1988.

4.2

Form of Agreement of Limited Partnership of Partnership; incorporated by reference as part of the Prospectus of Partnership contained in Partnership's Amendment to Registration Statement filed on June 9, 1988.

4.3

Seventh Amendment to Agreement of Limited Partnership of Partnership; incorporated by reference to Exhibit 4.3 to Partnership's Quarterly Report on Form 10-Q filed on May 15, 1989.

10.10

Agreement of Purchase and Sale, between United Investors Growth Properties (a Missouri limited partnership), as purchaser, and Deerfield Apartments Limited (A Tennessee Limited Partnership), as seller, dated July 18, 1990, relating to Deerfield Apartments; incorporated by reference to Exhibit 10.10 to Partnership's Quarterly Report on Form 10-Q filed on August 15, 1990.

10.22

Purchase and Sale Agreement dated February 12, 2004 by and between AIMCO, Everest Properties, Inc., a California corporation, and Everest Properties, LLC, a California limited liability company, incorporated by reference to Exhibit 10.22 to Partnership’s Annual Report on Form 10-KSB filed on April 5, 2004.

10.23

Demand Promissory Note dated February 19, 2004 by and between the Registrant and AIMCO Properties, L.P, incorporated by reference to Exhibit 10.23 to Partnership’s Annual Report on Form 10-KSB filed on April 5, 2004.

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

32.1

Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  March 31, 2006

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

Date: March 31, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of United Investors Real Estates, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of United Investors Growth Properties (the "Partnership"), for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 31, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 31, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.