Form 10QSB
period 2006-03-31
UNITED INVESTORS GROWTH PROPERTIES
filed 2006-05-12
CIK 831663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

UNITED INVESTORS GROWTH PROPERTIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 113
Receivables and deposits		37
Restricted escrows		28
Other assets		105
Investment property:
Land	$ 240
Buildings and related personal property	5,509
	5,749
Less accumulated depreciation	(3,039)	2,710
		$ 2,993
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 17
Tenant security deposit liabilities		19
Accrued property taxes		6
Other liabilities		21
Due to affiliates (Note C)		3,349
Mortgage note payable		1,818

Partners' Deficit
General partner	$ (32)
Limited partners (39,287 units
issued and outstanding)	(2,205)	(2,237)
		$ 2,993

See Accompanying Notes to Consolidated Financial Statements

UNITED INVESTORS GROWTH PROPERTIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Rental income	$ 216	$ 196
Other income	18	12
Total revenues	234	208

Expenses:
Operating	116	102
General and administrative	18	18
Depreciation	71	72
Interest	104	79
Property taxes	22	23
Total expenses	331	294

Net loss	$ (97)	$ (86)

Net loss allocated to general partner (1%)	$ (1)	$ (1)
Net loss allocated to limited partners (99%)	(96)	(85)
	$ (97)	$ (86)

Net loss per limited partnership unit	$(2.44)	$(2.16)

See Accompanying Notes to Consolidated Financial Statements

UNITED INVESTORS GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	39,297	$ --	$ 9,824	$ 9,824

Partners' deficit at
December 31, 2005	39,287	$ (31)	$(2,109)	$(2,140)

Net loss for the three months
ended March 31, 2006	--	(1)	(96)	(97)

Partners' deficit at
March 31, 2006	39,287	$ (32)	$(2,205)	$(2,237)

See Accompanying Notes to Consolidated Financial Statements

UNITED INVESTORS GROWTH PROPERTIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (97)	$ (86)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	71	72
Bad debt expense	3	8
Amortization of loan costs	7	10
Change in accounts:
Receivables and deposits	2	(6)
Other assets	(31)	(6)
Accounts payable	(18)	(52)
Tenant security deposit liabilities	(1)	1
Accrued property taxes	(39)	(24)
Due to affiliates	81	64
Other liabilities	2	(11)
Net cash used in operating activities	(20)	(30)

Cash flows from investing activities:
Property improvements and replacements	(31)	(24)
Net withdrawals from restricted escrows	39	17
Net cash provided by (used in) investing
activities	8	(7)

Cash flows from financing activities:
Payments on mortgage note payable	(10)	(10)
Payments on advances from affiliates	--	(10)
Net cash used in financing activities	(10)	(20)

Net decrease in cash and cash equivalents	(22)	(57)

Cash and cash equivalents at beginning of period	135	127
Cash and cash equivalents at end of period	$ 113	$ 70

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 24	$ 16
Supplemental disclosure of non-cash information:
Property improvements and replacements in accounts
payable	$ 7	$ 16

At December 31, 2005 approximately $15,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2006.

See Accompanying Notes to Consolidated Financial Statements

UNITED INVESTORS GROWTH PROPERTIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming United Investors Growth Properties (the “Partnership” or “Registrant”) will continue as a going concern. The Partnership continues to generate recurring operating losses, suffers from a lack of cash, and has advances due to the General Partner. During the year ended December 31, 2004, the General Partner completed capital improvements needed at the property to improve its condition and increase occupancy. These capital improvements resulted in increased occupancy and cash flow for the year ended December 31, 2005. During the three months ended March 31, 2006, occupancy has continued to increase.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern.  The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Note B – Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner" or "UIRE"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

Certain amounts for 2005 have been reclassified to conform with the 2006 presentation.

Note C – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $11,000 and $10,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $9,000 and $12,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in general and administrative expense and investment property.  The portion of these reimbursements included in investment property for both of the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the General Partner of approximately $1,000.  As of March 31, 2006, the Partnership owed an affiliate of the General Partner approximately $174,000 of accrued accountable administrative expenses, which is included in due to affiliates.

During 2004 and 2003, an affiliate of the General Partner advanced the Partnership funds to cover operating expenses and capital improvements to the Partnership’s investment property. There were no advances received during the three months ended March 31, 2006 and 2005, however, the Partnership made a payment of approximately $10,000 during the three months ended March 31, 2005. Interest is charged at prime plus 2% or 9.75% at March 31, 2006. Interest expense was approximately $73,000 and $53,000 during the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, the Partnership owed an affiliate of the General Partner approximately $3,175,000 for advances and accrued interest, which is included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $19,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $15,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note D – Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The following table sets forth the average occupancy of the property for each of the three month periods ended March 31, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Deerfield Apartments	97%	94%
Memphis, Tennessee

The General Partner attributes the increase in occupancy at Deerfield Apartments to aggressive marketing in the local area and an improved management team.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2006 was approximately $97000 compared to a net loss of approximately $86,000 for the three months ended March 31, 2005. The increase in net loss for the three months ended March 31, 2006 is due to an increase in total expenses partially offset by an increase in total revenues.  The increase in total expenses is due to an increase in operating and interest expense. General and administrative, depreciation, and property tax expenses remained relatively constant for the comparable periods.  Operating expense increased due to an increase in administrative and maintenance expenses.  Administrative expense increased due to an increase in the cost of office supplies and an increase in cleaning costs.  Maintenance expense increased due to an increase in painting costs.  Interest expense increased due to an increase in the prime rate which caused interest expense on advances from an affiliate of the General Partner to increase.

Included in general and administrative expenses for the three months ended March 31, 2006 and 2005 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to an increase in both rental and other income. Rental income increased due to increases in occupancy and the average rental rates at Deerfield Apartments.  Other income increased due to increases in application and lease cancellation fees.

Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $113,000 compared to approximately $70,000 at March 31, 2005. The decrease in cash and cash equivalents of approximately $22,000 from December 31, 2005, is due to approximately $20,000 of cash used in operating activities and approximately $10,000 of cash used in financing activities, partially offset by approximately $8,000 of cash provided by investing activities. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the investment property.  Cash provided by investing activities consisted of net withdrawals from restricted escrow accounts maintained by the mortgage lender offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Deerfield Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $23,000 of capital improvements at Deerfield Apartments, consisting primarily of appliance and floor covering replacements.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property during the year.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are generally thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Deerfield Apartments of approximately $1,818,000 matures in September 2007 at which time a balloon payment of approximately $1,757,000 is due. The General Partner will attempt to refinance such indebtedness or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

There were no cash distributions made by the Partnership during the three months ended March 31, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturity, refinancing, and/or property sale. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amount due to affiliates of the General Partner at March 31, 2006, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,354 limited partnership units (the “Units”) in the Partnership representing 36.54% of the outstanding Units at March 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a contribution of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchasers or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Date: May 12, 2006

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

10.22

Purchase and Sale Agreement dated February 12, 2004 by and between AIMCO, Everest Properties, Inc., a California corporation, and Everest Properties, LLC, a California limited liability company, incorporated by reference to Exhibit 10.22 to Partnership’s Annual Report on Form 10-KSB previously filed on April 5, 2004.

10.23

Demand Promissory Note dated February 19, 2004 by and between the Registrant and AIMCO Properties, L.P, incorporated by reference to Exhibit 10.23 to Partnership’s Annual Report on Form 10-KSB previously filed on April 5, 2004.

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

UNITED INVESTORS GROWTH PROPERTIES

INDEX TO EXHIBITS - CONTINUED

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

Date:  May 12, 2006

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

Date:  May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of United Investors Real Estates, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of United Investors Growth Properties (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 12, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.