Form 10QSB
period 2006-09-30
UNITED INVESTORS GROWTH PROPERTIES
filed 2006-11-13
CIK 831663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

UNITED INVESTORS GROWTH PROPERTIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 50
Receivables and deposits		44
Restricted escrows		77
Other assets		86
Investment property:
Land	$ 240
Buildings and related personal property	5,567
	5,807
Less accumulated depreciation	(3,185)	2,622
		$ 2,879
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 35
Tenant security deposit liabilities		18
Accrued property taxes		25
Other liabilities		36
Due to affiliates (Note C)		3,533
Mortgage note payable		1,798

Partners' Deficit
General partner	$ (35)
Limited partners (39,287 units
issued and outstanding)	(2,531)	(2,566)
		$ 2,879

See Accompanying Notes to Consolidated Financial Statements

UNITED INVESTORS GROWTH PROPERTIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2005	2006	2005

Revenues:
Rental income	$ 216	$ 199	$ 646	$ 596
Other income	18	14	51	35
Total revenues	234	213	697	631

Expenses:
Operating	174	120	436	318
General and administrative	21	21	69	65
Depreciation	74	69	217	211
Interest	120	91	338	257
Property taxes	22	21	63	68
Total expenses	411	322	1,123	919

Net loss	$ (177)	$ (109)	$ (426)	$ (288)

Net loss allocated to general
partner (1%)	$ (2)	$ (1)	$ (4)	$ (3)
Net loss allocated to limited
partners (99%)	(175)	(108)	(422)	(285)
	$ (177)	$ (109)	$ (426)	$ (288)
Net loss per limited partnership
unit	$(4.45)	$(2.75)	$(10.74)	$ (7.25)

See Accompanying Notes to Consolidated Financial Statements

UNITED INVESTORS GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	39,287	$ --	$ 9,824	$ 9,824

Partners' deficit at
December 31, 2005	39,287	$ (31)	$(2,109)	$(2,140)

Net loss for the nine months
ended September 30, 2006	--	(4)	(422)	(426)

Partners' deficit at
September 30, 2006	39,287	$ (35)	$(2,531)	$(2,566)

See Accompanying Notes to Consolidated Financial Statements

UNITED INVESTORS GROWTH PROPERTIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$ (426)	$ (288)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	217	211
Amortization of loan costs	22	27
Bad debt expense	12	18
Change in accounts:
Receivables and deposits	(14)	(28)
Other assets	(27)	(7)
Accounts payable	4	(52)
Tenant security deposit liabilities	(2)	(1)
Accrued property taxes	(20)	(12)
Due to affiliates	262	208
Other liabilities	17	(16)
Net cash provided by operating activities	45	60

Cash flows from investing activities:
Property improvements and replacements	(93)	(64)
Net (deposits to) withdrawals from restricted escrows	(10)	25
Net cash used in investing activities	(103)	(39)

Cash flows from financing activities:
Advance from affiliate	3	--
Payments on advances from affiliate	--	(10)
Payments on mortgage note payable	(30)	(30)
Net cash used in financing activities	(27)	(40)

Net decrease in cash and cash equivalents	(85)	(19)

Cash and cash equivalents at beginning of period	135	127
Cash and cash equivalents at end of period	$ 50	$ 108

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 76	$ 56
Supplemental disclosure of non-cash information:
Property improvements and replacements in accounts
payable	$ 3	$ --

At both December 31, 2005 and 2004, approximately $15,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at September 30, 2006 and 2005.

See Accompanying Notes to Consolidated Financial Statements

UNITED INVESTORS GROWTH PROPERTIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming United Investors Growth Properties (the “Partnership” or “Registrant”) will continue as a going concern. The Partnership continues to generate recurring operating losses, suffers from a lack of cash, and has advances due to the General Partner (defined below). During the year ended December 31, 2004, the Partnership completed capital improvements needed at the property to improve its condition and increase occupancy. These capital improvements resulted in increased occupancy and cash flow for the year ended December 31, 2005. During the nine months ended September 30, 2006, occupancy has continued to increase.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern.  The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Note B – Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner" or "UIRE"), a Delaware corporation and a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $34,000 and $32,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $28,000 and $35,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in general and administrative expense and investment property.  The portion of these reimbursements included in investment property for the nine months ended September 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the General Partner of approximately $3,000 and $1,000, respectively. As of September 30, 2006, the Partnership owed an affiliate of the General Partner approximately $191,000 of accrued accountable administrative expenses, which is included in due to affiliates.

During 2004 and 2003, an affiliate of the General Partner advanced the Partnership funds to cover operating expenses and capital improvements to the Partnership’s investment property. During the nine months ended September 30, 2006 an advance of approximately $3,000 was made by an affiliate of the General Partner to cover operating expenses. There were no advances received during the nine months ended September 30, 2005, however, the Partnership made a payment of approximately $10,000 during the nine months ended September 30, 2005. Interest is charged at prime plus 2% or 10.25% at September 30, 2006. Interest expense was approximately $237,000 and $174,000 during the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006, the Partnership owed an affiliate of the General Partner approximately $3,342,000 for advances and accrued interest, which is included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $25,000 and $15,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D – Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The following table sets forth the average occupancy of the property for each of the nine month periods ended September 30, 2006 and 2005:

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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2006 was approximately $177,000 and $426,000, respectively, compared to net loss of approximately $109,000 and $288,000 for the three and nine months ended September 30, 2005, respectively.  The increase in net loss for both periods is due to an increase in total expenses partially offset by an increase in total revenues.  Total expenses for both the three and nine month periods increased due to increases in operating and interest expenses. General and administrative, depreciation, and property tax expenses remained relatively constant for the comparable periods. For the nine months ended September 30, 2006 operating expense increased due to increases in property, administrative, insurance, and maintenance expenses.  Property expense increased due to an increase in salaries and related benefits.

Administrative expense increased due to an increase in office supplies, training and travel costs, telephone costs and office equipment costs. The increase in administrative expense is also due to the recording of a liability during the nine months ended September 30, 2006 relating to forfeiture of unclaimed property pursuant to applicable state and local laws. Based on inquiries from state officials, affiliates of the General Partner have reviewed the Partnership’s historic forfeiture of unclaimed property pursuant to applicable state and local laws and, as a result, the Partnership has recorded an estimate of amounts that may be due. Insurance expense increased due to an increase in the hazard insurance premium.  Maintenance expense increased due to an increase in contract labor costs. Interest expense increased for both the three and nine month periods due to an increase in the prime interest rate on advances from an affiliate of the General Partner. Interest expense incurred on the mortgage encumbering Deerfield Apartments also increased as a result of an increase in the variable interest rate associated with the mortgage. For the three months ended September 30, 2006 operating expense increased due to increases in property, insurance and maintenance expense as described above. Administrative expense remained constant for the three month period.

Included in general and administrative expenses for the three and nine months ended September 30, 2006 and 2005 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues for both periods increased due to an increase in both rental and other income.  Rental income increased due to increases in both occupancy and the average rental rate and a decrease in bad debt expense at Deerfield Apartments.  Other income increased due to a increase in application fees, pet damage charges, and lease cancellation fees.

Liquidity and Capital Resources

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $50,000 compared to approximately $108,000 at September 30, 2005. Cash and cash equivalents decreased approximately $85,000 from December 31, 2005 due to approximately $103,000 and $27,000 of cash used in investing and financing activities, respectively, partially offset by approximately $45,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the investment property slightly offset by an advance received from an affiliate. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows. The Partnership invests its working capital reserves in interest bearing accounts.

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

Deerfield Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $81,000 of capital improvements at Deerfield Apartments, consisting primarily of appliance and floor covering replacements, swimming pool upgrades, heating and air conditioning improvements, and water/sewer upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property during the year.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property and replacement reserves.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Deerfield Apartments of approximately $1,798,000 matures in September 2007 at which time a balloon payment of approximately $1,757,000 is due. The General Partner will attempt to refinance such indebtedness or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

There were no cash distributions made by the Partnership during the nine months ended September 30, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturity, refinancing, and/or property sale. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amount due to affiliates of the General Partner at September 30, 2006, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,354 limited partnership units (the “Units”) in the Partnership representing 36.54% of the outstanding Units at September 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchasers or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INVESTORS GROWTH PROPERTIES

By: United Investors Real Estate, Inc.
Its General Partner

Date: November 13, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2006	By: /s/Stephen B. Waters
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

Date:  November 13, 2006

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

Date:  November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of United Investors Real Estates, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of United Investors Growth Properties (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.