Form 10KSB
period 2006-12-31
UNITED INVESTORS GROWTH PROPERTIES
filed 2007-03-30
CIK 831663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $918,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

United Investors Growth Properties (the "Registrant" or "Partnership"), a Missouri Limited Partnership, was organized as a limited partnership under the laws of the State of Missouri on July 1, 1988.  The Partnership is governed by an Agreement of Limited Partnership dated October 24, 1988.  United Investors Real Estate, Inc., a Delaware corporation, is the sole general partner (the "General Partner" or "UIRE") of the Partnership.  Effective December 31, 1992, 100% of the General Partner’s common stock was purchased by MAE GP Corporation (“MAE GP”). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust (“IPT”), which is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2018 unless terminated prior to such date.

The Partnership's primary business is to operate and hold existing real estate properties for investment.  The Partnership acquired three multifamily residential properties and a retail center which included medical office space.  In addition, the Partnership owned a 60% interest in a joint venture which owned a multifamily residential property.  During the third quarter of 1995, the joint venture property was sold.  During the fourth quarter of 1998, the commercial property was foreclosed on by the lender holding the mortgage encumbering the property.  On January 3, 2001, the Partnership sold one of its remaining residential properties, Cheyenne Woods Apartments.  On January 1, 2004, the Partnership distributed Terrace Royale out of the Partnership. The Partnership sold its remaining property, Deerfield Apartments, during December 2006. See "Item 2. Description of Property" below.

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

As of December 31, 2006 the Partnership adopted the liquidation basis of accounting, due to the sale of its remaining investment property during 2006.  The Partnership estimates liquidation will be completed by December 31, 2007.

The Partnership has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner.  An affiliate of the General Partner provided such property management services for the years ended December 31, 2006 and 2005.

A further description of the Partnership's business is included in "Item 6 – Management's Discussion and Analysis or Plan of Operation" of this Form 10-KSB.

Item 2.

Description of Property

On December 29, 2006, the Partnership sold its sole investment property, Deerfield Apartments, to a third party.  In addition to Deerfield Apartments, the third party also purchased one other apartment complex, which was owned in whole or in part by an affiliate of AIMCO. The total sales price for Deerfield Apartments and the other property was approximately $21,000,000 of which approximately $4,500,000 was allocated to Deerfield Apartments.  The net proceeds realized by the Partnership were approximately $4,390,000 after payment of closing costs.  The Partnership used approximately $1,788,000 to repay the mortgage encumbering the property and approximately $6,000 for a prepayment penalty.  The Partnership realized a gain of approximately $1,754,000 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $24,000 as a result of the write off of unamortized loan costs of approximately $18,000 and a prepayment penalty of approximately $6,000.

Capital Expenditures:

Deerfield Apartments

During the year ended December 31, 2006, the Partnership completed approximately $107,000 of capital improvements at Deerfield Apartments, consisting primarily of structural upgrades, heating and air conditioning improvements, water/sewer and swimming pool upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow. On December 29, 2006, the Partnership sold Deerfield Apartments to a third party.

Item 3.

Legal Proceedings

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action. The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly held limited partnership, offered and sold 39,297 limited partnership units aggregating $9,824,250.  The Partnership currently has 851 holders on record owning an aggregate of 39,277 Units.  Affiliates of AIMCO owned 14,354 units or 36.55% at December 31, 2006.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no cash distributions made by the Partnership during the years ended December 31, 2006 and 2005. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.  The Partnership’s cash available for distribution will be reviewed on a quarterly basis. In light of the amounts due to affiliates of the General Partner at December 31, 2006, it is not anticipated that the Partnership will have any funds available after liquidation to permit distributions to its partners in 2007.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,354 limited partnership units (the “Units”) in the Partnership representing 36.55% of the outstanding Units at December 31, 2006. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

As of December 31, 2006, the Partnership adopted the liquidation basis of accounting, due to the sale of its remaining investment property, Deerfield Apartments.  Prior to adopting the liquidation basis of accounting, the Partnership’s net income was approximately $1,023,000 for the year ended December 31, 2006 compared to a net loss of approximately $412,000 for the year ended December 31, 2005.  The increase in net income is due to a gain from the sale of discontinued operations in 2006, partially offset by an increase in loss from discontinued operations.

On December 29, 2006, the Partnership sold it sole investment property, Deerfield Apartments, to a third party.  In addition to Deerfield Apartments, the third party also purchased one other apartment complex, which was owned in whole or in part by an affiliate of AIMCO. The total sales price for Deerfield Apartments and the other property was approximately $21,000,000 of which approximately $4,500,000 was allocated to Deerfield Apartments.  The net proceeds realized by the Partnership were approximately $4,390,000 after payment of closing costs.  The Partnership used approximately $1,788,000 to repay the mortgage encumbering the property and approximately $6,000 for a prepayment penalty.  The Partnership realized a gain of approximately $1,754,000 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $24,000 as a result of the write off of unamortized loan costs of approximately $18,000 and a prepayment penalty of approximately $6,000.

Excluding the impact of the gain on sale of discontinued operations, the Partnership’s loss from discontinued operations was approximately $731,000 for the year ended December 31, 2006 as compared to a loss from discontinued operations of approximately $412,000 for the year ended December 31, 2005.  The increase in loss from discontinued operations is due to an increase in total expenses partially offset by an increase in total revenues.  The increase in total revenues is due to an increase in both rental income and other income.  The increase in rental income is due to an increase in both occupancy and average annual rental rate.  The increase in other income is due to an increase in application fees and late charges.

Total expenses increased due to increases in operating and interest expenses.  General and administrative, depreciation and property tax expenses remained relatively constant for the comparable periods. Operating expense increased due to increases in property, administrative, insurance and maintenance expenses. Property expense increased due to an increase in salaries and related benefits.  Administrative expense increased due to an increase in office supplies, training and travel costs, telephone costs and office equipment costs. The increase in administrative expense is also due to the recording of a liability during the year ended December 31, 2006 relating to forfeiture of unclaimed property pursuant to applicable state and local laws. Based on inquiries from state officials, affiliates of the General Partner have reviewed the Partnership’s historic forfeiture of unclaimed property pursuant to applicable state and local laws and, as a result, the Partnership has recorded an estimate of amounts that may be due. Insurance expense increased due to an increase in the hazard insurance premium.  Maintenance expense increased due to an increase in contract labor costs. Interest expense increased due to an increase in the prime interest rate on advances from an affiliate of the General Partner. Interest expense incurred on the mortgage encumbering Deerfield Apartments also increased as a result of an increase in the variable interest rate associated with the mortgage.

Included in general and administrative expenses for the years ended December 31, 2006 and 2005 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

The Partnership expects to liquidate during 2007 due to the sale of its remaining investment property (see “Note A” to the consolidated financial statements included in “Item 7. Financial Statements”).

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $2,579,000 compared to approximately $135,000 at December 31, 2005.  Cash and cash equivalents increased approximately $2,444,000 due to approximately $4,335,000 of cash provided by investing activities partially offset by approximately $1,791,000 and $100,000 of cash used in financing and operating activities, respectively.  Cash provided by investing activities consisted primarily of proceeds from the sale of Deerfield Apartments and net withdrawals from restricted escrows maintained by the mortgage lender, partially offset by property improvements and replacements.  Cash used in financing activities consisted primarily of the repayment of the mortgage note payable, payments on the mortgage note payable and payment of a prepayment penalty, partially offset by advances received from an affiliate of the General Partner.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at December 31, 2006, to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership.  The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation.  The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the General Partner as of the date of the consolidated financial statements.

Included in the statement of net liabilities in liquidation as of December 31, 2006 is approximately $30,000 of costs that the General Partner estimates will be incurred during the period of liquidation, which is based on the assumption that the liquidation process will be completed by December 31, 2007.

There were no cash distributions made by the Partnership during the years ended December 31, 2006 and 2005. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.  The Partnership’s cash available for distribution will be reviewed on a quarterly basis. In light of the amount due to affiliates of the General Partner at December 31, 2006, it is not anticipated that the Partnership will have any funds available after liquidation to permit distributions to its partners in 2007 or subsequent periods.

At December 31, 2006, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount.  The net adjustment required to convert to the liquidation basis of accounting was an increase in net liabilities of approximately $30,000 which is included in the Consolidated Statement of Changes in Partners’ Deficit/Net Liabilities in Liquidation.  The net adjustments are summarized as follows:

Increase in Net Liabilities
(in thousands)

Adjustment of other assets and liabilities, net	$ (30)

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,354 limited partnership units (the “Units”) in the Partnership representing 36.55% of the outstanding Units at December 31, 2006. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 7.

Financial Statements

UNITED INVESTORS GROWTH PROPERTIES

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Net Liabilities in Liquidation - December 31, 2006

Consolidated Statements of Discontinued Operations - Years ended December 31, 2006 and 2005

Consolidated Statements of Changes in Partners' Deficit/Net Liabilities in Liquidation - Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

United Investors Growth Properties

We have audited the accompanying consolidated statement of net liabilities in liquidation of United Investors Growth Properties as of December 31, 2006, and the related consolidated statements of discontinued operations, changes in partners' deficit/net liabilities in liquidation, and cash flows for each of the two years in the period ended December 31, 2006.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note A to the consolidated financial statements, the General Partner decided to liquidate the Partnership effective December 31, 2006.  As a result, the Partnership changed its basis of accounting as of December 31, 2006 from a going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net liabilities in liquidation of United Investors Growth Properties at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U. S. generally accepted accounting principles on the bases discussed in the proceeding paragraph.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 29, 2007

UNITED INVESTORS GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents	$ 2,579
Receivables and deposits	154
2,733
Liabilities
Accounts payable	140
Other liabilities	40
Due to affiliates (Note D)	3,670
Estimated costs during the period of liquidation (Note C)	30
3,880
Net liabilities in liquidation	$(1,147)

See Accompanying Notes to Consolidated Financial Statements

UNITED INVESTORS GROWTH PROPERTIES

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005

Income from continuing operations	$ --	$ --
Loss from discontinued operations
Revenues:
Rental income	852	801
Other income	66	49
Total revenues	918	850

Expenses:
Operating	690	444
General and administrative	91	85
Depreciation	291	282
Interest	471	361
Property taxes	82	90
Loss on early extinguishment of debt (Note F)	24	--
Total expenses	1,649	1,262

Loss from discontinued operations	(731)	(412)
Gain on sale of discontinued operations (Note F)	1,754	--
Net income (loss) (Notes B and E)	$ 1,023	$ (412)

Net income (loss) allocated to general partner (1%)	$ 10	$ (4)
Net income (loss) allocated to limited partners (99%)	1,013	(408)
	$ 1,023	$ (412)
Per limited Partnership unit:
Loss from discontinued operations	$(18.43)	$ (10.38)
Gain on sale of discontinued operations	44.22	--
Net income (loss) per limited partnership unit	$ 25.79	$ (10.38)

See Accompanying Notes to Consolidated Financial Statements

UNITED INVESTORS GROWTH PROPERTIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT/NET LIABILITIES IN
LIQUIDATION
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	39,297	$ --	$ 9,824	$ 9,824

Partners' deficit at
December 31, 2004	39,287	$ (27)	$(1,701)	$(1,728)

Net loss for the year ended
December 31, 2005	--	(4)	(408)	(412)

Partners’ deficit at
December 31, 2005	39,287	(31)	(2,109)	(2,140)

Abandonment of limited partnership
units (Note G)	(10)	--	--	--

Net income for the year ended
December 31, 2006	--	10	1,013	1,023

Partners’ deficit at
December 31, 2006	39,277	$ (21)	$(1,096)	(1,117)

Adjustment to liquidation basis
(Notes A and C)				(30)

Net liabilities in liquidation
at December 31, 2006				$(1,147)

See Accompanying Notes to Consolidated Financial Statements

UNITED INVESTORS GROWTH PROPERTIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$ 1,023	$ (412)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation	291	282
Amortization of loan costs	27	34
Bad debt expense, net	16	21
Gain from sale of discontinued operations	(1,754)	--
Loss on early extinguishment of debt	24	--
Change in accounts:
Receivables and deposits	(128)	(41)
Other assets	36	6
Accounts payable	56	(24)
Tenant security deposit liabilities	(20)	3
Accrued property taxes	(45)	1
Due to affiliates	359	292
Other liabilities	15	(29)

Net cash (used in) provided by operating
activities	(100)	133

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	4,390	--
Property improvements and replacements	(122)	(80)
Net withdrawals from restricted escrows	67	4

Net cash provided by (used in) investing activities	4,335	(76)

Cash flows from financing activities:
Repayment of mortgage note payable	(1,788)	--
Prepayment penalty paid	(6)	--
Payments on mortgage note payable	(40)	(39)
Advances from an affiliate	43	--
Payments on advances from an affiliate	--	(10)

Net cash used in financing activities	(1,791)	(49)

Net increase in cash and cash equivalents	2,444	8
Cash and cash equivalents at beginning of year	135	127
Cash and cash equivalents at end of year	$ 2,579	$ 135

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 108	$ 79

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ --	$ 15

At December 31, 2004, approximately $15,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at December 31, 2005.

See Accompanying Notes to Consolidated Financial Statements

UNITED INVESTORS GROWTH PROPERTIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note A – Basis of Presentation

As of December 31, 2006, United Investor Growth Properties (the “Partnership”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note F – Disposition of Investment Property”).

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at December 31, 2006, to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership.  The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation.  The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the General Partner as of the date of the consolidated financial statements.

The General Partner estimates that the liquidation process will be completed by December 31, 2007.  Because the success in realization of assets and the settlement of liabilities is based on the General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Note B - Organization and Summary of Significant Accounting Policies

Organization: United Investors Growth Properties, a Missouri Limited Partnership, was organized in July 1988, and the initial group of limited partners was admitted on October 24, 1988.  Additional partners were admitted through June 1990.

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

Principles of Consolidation: The consolidated financial statements, at December 31, 2006, include all the accounts of the Partnership and its 100% owned limited liability company, Deerfield Apartments, L.L.C.  Although legal ownership of the respective asset remains with these entities, the Partnership retains all economic benefits from the property. As a result, the Partnership consolidates its interest in this entity, whereby all accounts are included in the consolidated financial statements of the Partnership with all inter-entity accounts being eliminated.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $2,559,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Leases: The Partnership generally leased apartment units for twelve-month terms or less.  The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease.  The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Investment Property:  Investment property consisted of one apartment complex and was stated at cost.  The Partnership capitalized costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects were capitalized during periods in which redevelopment and construction projects were in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects were capitalized where the costs of the project exceed $250.  Included in these capitalized costs were payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2006 and 2005. Capitalized costs were depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs were expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership recorded impairment losses on long-lived assets used in operations when events and circumstances indicated the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets were less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

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

Advertising: The Partnership expenses the cost of advertising as incurred.  Advertising costs of approximately $21,000 and $22,000 for the years ended December 31, 2006 and 2005, respectively, were charged to operating expense.

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

Note C – Adjustment to Liquidation Basis of Accounting

At December 31, 2006, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount.  The net adjustment required to convert to the liquidation basis of accounting was an increase in net liabilities of approximately $30,000 which is included in the Consolidated Statement of Changes in Partners’ Deficit/Net Liabilities in Liquidation.  The net adjustments are summarized as follows:

Increase in Net Liabilities
(in thousands)

Adjustment of other assets and liabilities, net	$ (30)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner received 5% of gross receipts from the Partnership’s property as compensation for providing property management services.  For the years ended December 31, 2006 and 2005, the Partnership paid to such affiliates approximately $45,000 and $42,000, respectively, which is included in operating expenses.

For the years ended December 31, 2006 and 2005, an affiliate of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $40,000 and $49,000, respectively, which is included in general and administrative expense and gain on sale of discontinued operations. The portion of these reimbursements included in gain on sale of discontinued operations for the years ended December 31, 2006 and 2005, are charges related to construction management services provided by an affiliate of the General Partner of approximately $5,000 and $3,000, respectively. At December 31, 2006, the Partnership owed approximately $201,000 for reimbursement of accountable administrative expenses, and this amount is included in due to affiliates. Subsequent to December 31, 2006 the Partnership repaid all outstanding reimbursements with funds from the sale of Deerfield Apartments.

During the year ended December 31, 2006, the General Partner advanced the Partnership approximately $43,000 to cover operating obligations at Deerfield Apartments. There were no such advances during the year ended December 31, 2005. Interest is charged at prime plus 2%, or 10.25%, at December 31, 2006, in accordance with the Partnership Agreement. During the years ended December 31, 2006 and 2005, the Partnership recognized interest expense on advances of approximately $324,000 and $247,000, respectively.  At December 31, 2006, the Partnership owed the General Partner approximately $3,469,000 in principal and accrued interest, which is included in due to affiliates. Subsequent to December 31, 2006 the Partnership made a payment of approximately $2,075,000 of principal and accrued interest with funds from the sale of Deerfield Apartments.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $25,000 and $15,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,354 limited partnership units (the “Units”) in the Partnership representing 36.55% of the outstanding Units at December 31, 2006. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net income (loss) as reported in the consolidated financial statements and Federal taxable income (loss) allocated to the partners in the Partnership's tax return for the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

	2006	2005
Net income (loss) as reported	$ 1,023	$ (412)
Add (deduct):
Deferred revenue and other liabilities	(9)	4
Depreciation differences	76	--
Gain on sale	1,369	--
Other	(46)	(11)
Federal taxable income (loss)	$ 2,413	$ (419)
Federal taxable income per limited
partnership unit	$ 3.69 (1)	$ -- (1)

(1)

For 2006 and 2005 allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities at December 31, 2006 (in thousands):

Net liabilities in liquidation as reported	$(1,147)
Differences in basis of assets
and liabilities:
Due to affiliates	1,215
Other assets and liabilities	79
Syndication costs	1,362
Net assets - tax basis	$ 1,509

Note F – Disposition of Investment Property

On December 29, 2006, the Partnership sold its sole investment property, Deerfield Apartments, to a third party.  In addition to Deerfield Apartments, the third party also purchased one other apartment complex, which was owned in whole or in part by an affiliate of AIMCO. The total sales price for Deerfield Apartments and the other property was approximately $21,000,000 of which approximately $4,500,000 was allocated to Deerfield Apartments.  The net proceeds realized by the Partnership were approximately $4,390,000 after payment of closing costs.  The Partnership used approximately $1,788,000 to repay the mortgage encumbering the property and approximately $6,000 for a prepayment penalty.  The Partnership realized a gain of approximately $1,754,000 as a result of the sale.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $24,000 as a result of the write off of unamortized loan costs of approximately $18,000 and a prepayment penalty of approximately $6,000.

Note G – Abandonment of Units

During the year ended December 31, 2006, the number of Units decreased by 10 Units due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. The income (loss) per Unit on the accompanying consolidated statements of discontinued operations is calculated based on the number of Units outstanding at December 31, 2006 and 2005, which was 39,277 and 39,287, respectively.

Note H – Contingencies

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

(b)  Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9.

Director, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

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

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the General Partner.

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

Item 10.

Executive Compensation

Neither the directors or the officers received any remuneration from the Partnership during the year ended December 31, 2006.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as provided below as of December 31, 2006, no affiliate of the General Partner or no person was known by the Partnership to be the beneficial owner of more than 5 percent (5%) of the Units of the Partnership:

Entity	Number of Units	Percentage of Total

AIMCO Properties, L.P.	10,352	26.36%
(an affiliate of AIMCO)
United Investors Real Estate, Inc.	3,992	10.16%
(the General Partner and an
affiliate of AIMCO)
AIMCO IPLP, L.P.	10	0.03%
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

Item 12.

Certain Relationships and Related Transactions and Director Independence

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner received 5% of gross receipts from the Partnership’s property as compensation for providing property management services.  For the years ended December 31, 2006 and 2005, the Partnership paid to such affiliates approximately $45,000 and $42,000, respectively, which is included in operating expenses.

For the years ended December 31, 2006 and 2005, an affiliate of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $40,000 and $49,000, respectively, which is included in general and administrative expense and gain on sale of discontinued operations. The portion of these reimbursements included in gain on sale of discontinued operations for the years ended December 31, 2006 and 2005, are charges related to construction management services provided by an affiliate of the General Partner of approximately $5,000 and $3,000, respectively. At December 31, 2006, the Partnership owed approximately $201,000 for reimbursement of accountable administrative expenses, and this amount is included in due to affiliates. Subsequent to December 31, 2006 the Partnership repaid all outstanding reimbursements with funds from the sale of Deerfield Apartments.

During the year ended December 31, 2006, the General Partner advanced the Partnership approximately $43,000 to cover operating obligations at Deerfield Apartments. There were no such advances during the year ended December 31, 2005. Interest is charged at prime plus 2%, or 10.25%, at December 31, 2006, in accordance with the Partnership Agreement. During the years ended December 31, 2006 and 2005, the Partnership recognized interest expense on advances of approximately $324,000 and $247,000, respectively.  At December 31, 2006, the Partnership owed the General Partner approximately $3,469,000 in principal and accrued interest, which is included in due to affiliates. Subsequent to December 31, 2006 the Partnership made a payment of approximately $2,075,000 of principal and accrued interest with funds from the sale of Deerfield Apartments.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $25,000 and $15,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,354 limited partnership units (the “Units”) in the Partnership representing 36.55% of the outstanding Units at December 31, 2006. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $31,000 and $28,000 for 2006 and 2005, respectively.   Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $7,000 for both 2006 and 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INVESTORS GROWTH PROPERTIES

By: United Investors Real Estate, Inc.
Its General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 30, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 30, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 30, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 30, 2007
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

10.28

Purchase and Sale Contract between Deerfield Apartments, LLC, a South Carolina limited liability company, and the affiliated Selling Entity, and White Eagle Property Group, LLC, a New York limited liability company, dated November 30, 2006. (Incorporated by reference to Current Report on Form 8-K dated November 30, 2006).

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

Date:  March 30, 2007

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

Date: March 30, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of United Investors Real Estate, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of United Investors Growth Properties (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 30, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 30, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.