Form 10QSB
period 2007-03-31
UNITED INVESTORS GROWTH PROPERTIES
filed 2007-05-15
CIK 831663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

UNITED INVESTORS GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION

(Unaudited)

(in thousands)

March 31, 2007

Assets
Cash and cash equivalents	$ 337
Receivables and deposits	7
344
Liabilities
Accounts payable	52
Other liabilities	35
Due to affiliates (Note C)	1,439
Estimated costs during the period of liquidation	30
1,556

Net liabilities in liquidation	$ (1,212)

See Accompanying Notes to Consolidated Financial Statements

UNITED INVESTORS GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION

(Unaudited)

(in thousands)

For the Three Months Ended
March 31, 2007

Net liabilities in liquidation at beginning of period	$(1,147)

Changes in net liabilities in liquidation
attributed to:
Decrease in cash and cash equivalents	(2,242)
Decrease in receivables and deposits	(147)
Decrease in due to affiliates	2,231
Decrease in accounts payable	88
Decrease in other liabilities	5
Decrease in estimated costs during the period of
liquidation	--
Net liabilities in liquidation at end of period	$(1,212)

See Accompanying Notes to Consolidated Financial Statements

UNITED INVESTORS GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

Three Months Ended
March 31, 2006

Income from continuing operations	$ --
Loss from discontinued operations:
Revenues:
Rental income	216
Other income	18
Total revenues	234

Expenses:
Operating	116
General and administrative	18
Depreciation	71
Interest	104
Property taxes	22
Total expenses	331

Loss from discontinued operations	(97)

Net loss	$ (97)

Net loss allocated to general partner (1%)	$ (1)

Net loss allocated to limited partners (99%)	(96)
$ (97)
Net loss per limited partnership unit	$ (2.44)

See Accompanying Notes to Consolidated Financial Statements

UNITED INVESTORS GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

Three Months Ended
March 31, 2006
Cash flows from operating activities:
Net loss	$ (97)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	71
Amortization of loan costs	7
Bad debt expense	3
Change in accounts:
Receivables and deposits	2
Other assets	(31)
Accounts payable	(18)
Tenant security deposit liabilities	(1)
Accrued property taxes	(39)
Other liabilities	2
Due to affiliates	81
Net cash used in operating activities	(20)

Cash flows from investing activities:
Property improvements and replacements	(31)
Net withdrawals from restricted escrows	39
Net cash provided by investing activities	8

Cash flows used in financing activities:
Payments on mortgage note payable	(10)

Net decrease in cash and cash equivalents	(22)

Cash and cash equivalents at beginning of period	135
Cash and cash equivalents at end of period	$ 113

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 24

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 7

At December 31, 2005, approximately $15,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2006.

See Accompanying Notes to Consolidated Financial Statements

UNITED INVESTORS GROWTH PROPERTIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

As of December 31, 2006, United Investor Growth Properties (the “Partnership”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note B – Disposition of Investment Property”). United Investors Real Estate, Inc. (the "General Partner") is the General Partner.  Effective December 31, 1992, 100% of the General Partner's common stock was purchased by MAE GP Corporation ("MAE GP").  Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, refer to the consolidated financial statements and footnotes included in the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Note B – Disposition of Investment Property

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

Affiliates of the General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $11,000 for the three months ended March 31, 2006 which is included in operating expenses.

An affiliate of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $9,000 for both of the three months ended March 31, 2007 and 2006, respectively, which is included in general and administrative expense and investment property for the three months ended March 31, 2006.  The portion of these reimbursements included in investment property for the three months ended March 31, 2006 are construction management services provided by an affiliate of the General Partner of approximately $1,000.

As of December 31, 2006, the General Partner had advanced the Partnership approximately $2,795,000 to cover operating expenses and capital improvements at Deerfield Apartments. There were no advances received during the three months ended March 31, 2007 or 2006. Interest is charged at prime plus 2%, or 10.25%, at March 31, 2007, in accordance with the Partnership Agreement. During the three months ended March 31, 2007 and 2006, the Partnership recognized interest expense on advances of approximately $45,000 and $73,000, respectively.  During the three months ended March 31, 2007 the Partnership made a payment of approximately $2,075,000 of principal and accrued interest with funds from the sale of Deerfield Apartments. At March 31, 2007, the Partnership owed the General Partner approximately $1,439,000 in principal and accrued interest.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. The Partnership was charged by AIMCO and its affiliates approximately $25,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note D – Contingencies

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

The Partnership is unaware of any other pending or outstanding litigation matters involving it that are not of a routine nature arising in the ordinary course of business.

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

Results of Operations

As of December 31, 2006, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property.

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

During the three months ended March 31, 2007, net liabilities in liquidation increased by approximately $65,000. The increase in net liabilities in liquidation is primarily due to additional expenses incurred, decreases in receivables and deposits and cash and cash equivalents partially offset by payments made on advances due to an affiliate of the General Partner, and decreases in accounts payable and other liabilities. The increase in additional expenses is primarily due to additional interest accrued on the advances owed to an affiliate of the General Partner.  The decrease in due to affiliates is due to the Partnership’s repayment of advances from an affiliate of the General Partner and the payment of accrued accountable administrative expenses.  The decrease in receivables and deposits is due to the collection of receivables and escrows relating to the sale of the Partnership’s investment property. The decrease in accounts payable and other liabilities is due to the payment of outstanding payables relating to the sale of the Partnership’s investment property.

The statement of net liabilities in liquidation as of March 31, 2007 includes approximately $30,000 of costs that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 2007. Because the success in realization of assets and the settlement of liabilities is based on the General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond December 31, 2007, the projected date of liquidation.

There were no distributions made during the three months ended March 31, 2007 and 2006.  Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership. The Partnership’s cash available for distributions will be reviewed on a quarterly basis. In light of the amount due to affiliates of the General Partner at March 31, 2007, it is not anticipated that the Partnership will have any funds available after liquidation to permit distributions to its partners in 2007.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,354 limited partnership units (the "Units") in the Partnership representing 36.55% of the outstanding Units at March 31, 2007. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

UNITED INVESTORS GROWTH PROPERTIES

By: United Investors Real Estate, Inc.
Its General Partner

Date: May 15, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 15, 2007	By: /s/Stephen B. Waters
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

10.28

Purchase and Sale Contract between Deerfield Apartments, LLC, a South Carolina limited liability company, and the affiliated Selling Entity, and White Eagle Property Group, LLC, a New York limited liability company, dated November 30, 2006. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated November 30, 2006).

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

99.1

Portions of Prospectus of Partnership dated June 13, 1988; incorporated by reference to Exhibit 99.1 to Partnership's Annual Report on Form 10-K previously filed on March 6, 1991.

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

Date:  May 15, 2007

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

Date:  May 15, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of United Investors Real Estates, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of United Investors Growth Properties (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 15, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 15, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.