Form 10QSB
period 2007-06-30
UNITED INVESTORS GROWTH PROPERTIES
filed 2007-08-14
CIK 831663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended June 30, 2007

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

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents	$ 353
Liabilities
Accounts payable	47
Other liabilities	28
Due to affiliates (Note C)	1,476
Estimated costs during the period of liquidation	20
1,571

Net liabilities in liquidation	$(1,218)

See Accompanying Notes to Consolidated Financial Statements

UNITED INVESTORS GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION

(Unaudited)

(in thousands)

For the Six Months Ended
June 30, 2007

Net liabilities in liquidation at beginning of period	$ (1,147)

Changes in net liabilities in liquidation attributed to:

Decrease in cash and cash equivalents	(2,226)
Decrease in receivables and deposits	(154)
Decrease in due to affiliates	2,194
Decrease in accounts payable	93
Decrease in other liabilities	12
Decrease in estimated costs during the period of
liquidation	10
Net liabilities in liquidation at end of period	$ (1,218)

See Accompanying Notes to Consolidated Financial Statements

UNITED INVESTORS GROWTH PROPERTIES

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Income from continuing operations	$ --	$ --
Loss from discontinued operations:
Revenues:
Rental income	214	430
Other income	15	33
Total revenues	229	463

Expenses:
Operating	146	262
General and administrative	30	48
Depreciation	72	143
Interest	114	218
Property taxes	19	41
Total expenses	381	712

Loss from discontinued operations	(152)	(249)

Net loss	$ (152)	$ (249)

Net loss allocated to general partner (1%)	$ (1)	$ (2)

Net loss allocated to limited partners (99%)	(151)	(247)
	$ (152)	$ (249)

Net loss per limited partnership unit	$(3.84)	$(6.29)

See Accompanying Notes to Consolidated Financial Statements

UNITED INVESTORS GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

Six Months Ended
June 30, 2006
Cash flows from operating activities:
Net loss	$ (249)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	143
Bad debt expense	5
Amortization of loan costs	15
Change in accounts:
Receivables and deposits	(7)
Other assets	(27)
Accounts payable	9
Accrued property taxes	(4)
Due to affiliates	167
Other liabilities	5
Net cash provided by operating activities	57

Cash flows from investing activities:
Property improvements and replacements	(69)
Net deposits to restricted escrows	(20)
Net cash used in investing activities	(89)

Cash flows from financing activities:
Advance from affiliate	3
Payments on mortgage note payable	(20)

Net cash used in financing activities	(17)

Net decrease in cash and cash equivalents	(49)

Cash and cash equivalents at beginning of period	135
Cash and cash equivalents at end of period	$ 86

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 48
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 10

At December 31, 2005, approximately $15,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at June 30, 2006.

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

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at December 31, 2006, to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership.  The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation.  The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated as they are based upon estimates of the General Partner as of the date of the consolidated financial statements.

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

Affiliates of the General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $23,000 for the six months ended June 30, 2006 which is included in operating expenses.

An affiliate of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $9,000 and $18,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in general and administrative expense and investment property.  The portion of these reimbursements included in investment property for the six months ended June 30, 2006 are construction management services provided by an affiliate of the General Partner of approximately $2,000.

As of December 31, 2006, the General Partner had advanced the Partnership approximately $2,795,000 to cover operating expenses and capital improvements at Deerfield Apartments. During the six months ended June 30, 2006 an advance of approximately $3,000 was made by an affiliate of the General Partner to cover operating expenses.  There were no advances received during the six months ended June 30, 2007. Interest is charged at prime plus 2%, or 10.25%, at June 30, 2007, in accordance with the Partnership Agreement. During the six months ended June 30, 2007 and 2006, the Partnership recognized interest expense on advances of approximately $82,000 and $152,000, respectively.  During the six months ended June 30, 2007 the Partnership made a payment of approximately $2,075,000 of principal and accrued interest with funds from the sale of Deerfield Apartments. At June 30, 2007, the Partnership owed the General Partner approximately $1,476,000 in principal and accrued interest. Subsequent to June 30, 2007, the Partnership made a payment of approximately $200,000 of principal and accrued interest on the outstanding balance owed to the General Partner.

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

Note D – Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it that are not of a routine nature arising in the ordinary course of business.

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

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at December 31, 2006, to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and as they are based upon estimates of the General Partner as of the date of the consolidated financial statements.

During the six months ended June 30, 2007, net liabilities in liquidation increased by approximately $71,000. The increase in net liabilities in liquidation is primarily due to additional expenses incurred, decreases in receivables and deposits and cash and cash equivalents partially offset by payments made on advances and related accrued interest due to an affiliate of the General Partner, and decreases in accounts payable, other liabilities and estimated costs to be incurred during the period of liquidation. The increase in additional expenses is primarily due to additional interest accrued on the advances owed to an affiliate of the General Partner.  The decrease in due to affiliates is due to the Partnership’s repayment of advances and related accrued interest due to an affiliate of the General Partner and the payment of accrued accountable administrative expenses.  The decrease in receivables and deposits is due to the collection of receivables and escrows relating to the sale of the Partnership’s investment property. The decrease in accounts payable and other liabilities is due to the payment of outstanding payables relating to the sale of the Partnership’s investment property. The decrease in estimated costs to be incurred during the period of liquidation is due to the payment of administrative and auditing costs during the six months ended June 30,

2007. Subsequent to June 30, 2007, the Partnership made a payment of approximately $200,000 of principal and accrued interest on the outstanding balance owed to the General Partner.

The statement of net liabilities in liquidation as of June 30, 2007 includes approximately $20,000 of costs that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 2007. Because the success in realization of assets and the settlement of liabilities is based on the General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond December 31, 2007, the projected date of liquidation.

There were no distributions made during the six months ended June 30, 2007 and 2006.  In light of the amount due to affiliates of the General Partner at June 30, 2007, it is not anticipated that the Partnership will have any funds available after liquidation to permit distributions to its partners in 2007.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 14,354 limited partnership units (the "Units") in the Partnership representing 36.55% of the outstanding Units at June 30, 2007. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

UNITED INVESTORS GROWTH PROPERTIES

By: United Investors Real Estate, Inc.
Its General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

Date:  August 13, 2007

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of United Investors Real Estates, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of United Investors Growth Properties (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.